Form 10-K
period 2024-09-30
PhenixFIN Corp
filed 2024-12-17
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2024 was $67,736,567. The Registrant had 2,019,778 shares of common stock, $0.001 par value, outstanding as of December 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference in to Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2024.

PHENIXFIN CORPORATION

i

PART I

Item 1. Business

GENERAL

PhenixFIN Corporation (“PhenixFIN”, the “Company,” “we” and “us”) is an internally-managed non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Through December 31, 2020, we were an externally managed company. Since January 1, 2021, we have operated under our present internalized management structure.

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or real estate investment trusts (“REITs”).) We also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

We believe there are attractive opportunities in the private debt market for non-bank investors like the Company. We lend directly to many companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We also believe there are attractive private equity investment opportunities. We source investment opportunities primarily through direct relationships with financial sponsors and other market participants, industry specialists, as well as financial intermediaries such as investment banks and commercial banks.

Our Investment Team is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. Our Investment Team draws on its expertise in lending to and investing in predominantly privately held companies in a range of sectors, including industrials, transportation, energy and natural resources, financials, gemstones/jewelry, insurance and real estate.

On October 1, 2024, the Company consummated the acquisition of approximately 80% of the equity of The National Security Group, an Alabama based insurance holding company (“NSG”). NSG is a nationwide underwriter of life, accident, and health insurance. In addition, NSG is a specialty underwriter of property and casualty insurance throughout the southeast, other than Florida and Louisiana. The Company has entered into a contract with NSG to manage a portion of its investment assets.

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

As of September 30, 2024, the Company’s asset coverage was 216.8% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

Investment Structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that portfolio company and its other capital providers to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

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

Senior Secured First Lien Notes We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of such notes. This collateral generally takes the form of priority liens on the assets of a portfolio company. These notes typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or (“PIK”), interest), with amortization of principal due at maturity. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected.

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

Competition

Our primary competitors to provide financing to private companies are public and private funds, commercial and investment banks, commercial finance companies, other BDCs, Small Business Investment Companies (“SBICs”) and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax treatment.

Human Capital Resources

As of September 30, 2024, the internalized management team consists of 3 investment professionals and 6 employees/consultants overall. This team includes our executive officers, investment and finance professionals, and administrative staff. Our senior management team consists of David Lorber, our chief executive officer, and Ellida McMillan, our chief financial officer.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

Certain Risks in the Current Environment

●	We are operating in a period of market disruption and economic uncertainty, which may adversely affect the yields, and increase the risks of, our investment, and make it more difficult for us to raise equity capital.

●	Events outside of our control could negatively affect our portfolio companies and make their valuation uncertain, increase our funding costs and limit access to capital.

●	Rising interest rates may increase borrowing costs, reduce the net return on debt investments, and increase the risk of default on our portfolio company loans. Other events could negatively impact our cost of borrowing and the net return on our investments.

Risks Related to our Business

●	We operate under an internalized operating structure and may incur significant costs and face significant risks associated with being self-managed.

●	Because we use borrowed funds, we are exposed to risks typically associated with leverage, potentially magnifying the risk of investing in us. Lack of liquidity in our investments may adversely affect our business.

●	A substantial portion of our portfolio investments are recorded at fair value as determined by our valuation designee, and there may be uncertainty regarding the value of our portfolio investments. Also, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	We are exposed to risks associated with changes in interest rates on loans under our credit facility and loans to our portfolio companies, which bear interest based on SOFR or LIBOR. Changes in interest rates also affect our cost of capital and net investment income.

●	Our investments may not be managed effectively. We may change our investment objective and strategies. Our operating results may fluctuate. Failure to remain a BDC could reduce our operating flexibility.

●	We may be unable to pay distributions to shareholders, particularly if we realize income without receiving cash.

●	Failures of our information, cybersecurity and disaster recovery systems could disrupt our business.

Risks Related to our Investments

●	We may not realize gains from our equity investments, which may be risky and highly speculative. We may be unable to make follow-on investments in portfolio companies, which could impair their value.

●	If portfolio companies prepay loans, our yields will be reduced if we cannot invest at an equal or higher rate.

●	We invest in securities of foreign companies, which may involve significant risks.

●	Our investment in a lender to the jewelry business, which comprises 12.1% of our assets, is subject to volatility in prices of gemstones/jewelry and the risk of fraud and counterfeiting.

●	We may invest in “unitranche” and “covenant-lite” debt instruments, which have higher yields but entail greater risk. We may also be subject to the risks associated with investments in distressed issuers, hedging transactions and sector concentration. The disposition of our investments may result in contingent liabilities.

Risks Related to our Operations as a BDC and a RIC

●	Regulations governing our operation as a BDC may limit our ability to raise additional capital.

●	We depend upon our management and investment teams and would be significantly affected by their loss. As an internally managed BDC, we may be restricted by the compensation to them that we may offer.

●	Future tax reform legislation relating to BDC’s may adversely affect our investments and our business.

●	If a sufficient portion of our assets are not qualifying assets, we could fail to qualify as a BDC. We would be subject to corporate-level income tax if we did not qualify as a RIC or satisfy RIC distribution requirements.

Risks Relating to an Investment in our Securities

●	Investing in our securities may involve above average risk, and the market price of our shares fluctuates. Our shares have not traded at or above NAV since the first quarter of 2015. NAV per share may be diluted if we sell shares or convertible securities below NAV per share.

●	Provisions of Delaware law and our charter documents could deter a takeover, depressing our share price.

●	Our issuance of preferred stock could affect the volatility of our NAV and market value, and may give preferred stock holders rights adverse to common stock holders. Our credit facility places restrictions on our activities.

●	We could be negatively affected if we become subject to any securities class actions and derivative lawsuits.

Risks Related to the Life Insurance and Annuities Business of NSG

●	Assumptions regarding policyholder behavior may be incorrect, requiring NSG to increase its reserves.

●	Data underlying morbidity and mortality on which NSG relies may be insufficient, incorrect or incomplete, and public health crises may adversely impact NSG’s business, financial condition or results of operations.

Risks Related to the Property & Casualty Insurance Business of NSG

●	Models used by NSG to evaluate risk are subject to uncertainty, and losses may differ materially from estimates.

●	NSG’s expense reserves may be inadequate to cover losses.

●	NSG is subject to unexpected changes in the interpretation of the coverage provisions of its policies.

●	NSG’s failure to accurately and timely pay claims could materially and adversely affect its business.

●	The property and casualty insurance business is historically cyclical in nature.

Risks Related to the Insurance Business Generally

●	NSG relies on insurance retail agents and brokers, and its business is subject to intense competition.

●	Insurance companies are subject to extensive regulation, and failure to satisfy regulatory requirements could subject NSG to operational restrictions or other sanctions.

●	NSG may be unable to purchase reinsurance in amounts desired on acceptable terms, and reinsurers may default or fail to perform. Climate change could have a material adverse effect on NSG’s business.

●	Performance of NSG’s investment portfolio is subject to a variety of investment risks, including conditions in the capital markets and the U.S. economy generally.

●	NSG will be required to increase its reserves if they are inadequate, adversely affecting its liquidity.

●	Employees of NSG or its third-party service providers may take excessive risks resulting in losses.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, equity, unitranche loans, senior secured first lien notes, subordinated notes, warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of portfolio companies.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2024 (dollars in thousands):

	Fair Value	Percentage

Real Estate	$50,162	22.0%
Services: Business	46,706	20.5
Services: Consumer	28,121	12.3
Hotel, Gaming & Leisure	24,253	10.6
Construction & Building	17,095	7.5
High Tech Industries	12,352	5.5
Automotive	12,316	5.4
Metals & Mining	12,161	5.3
Media: Broadcasting & Subscription	9,003	4.0
Energy: Oil & Gas	4,333	1.9
Packaging	3,505	1.5
Consumer Discretionary	3,456	1.5
Aerospace & Defense	2,827	1.2
Banking	1,525	0.7
Insurance	101	0.1
Total	$227,916	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2023 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$47,083	20.7%
Banking, Finance, Insurance & Real Estate	43,755	19.3
Hotel, Gaming & Leisure	34,158	15.1
Services: Consumer	18,292	8.1
High Tech Industries	15,472	6.8
Construction & Building	14,676	6.5
Metals & Mining	12,517	5.5
Media: Broadcasting & Subscription	11,665	5.2
Automotive	9,520	4.2
Consumer Discretionary	6,920	3.1
Energy: Oil & Gas	5,384	2.4
Packaging	3,396	1.5
Aerospace & Defense	2,645	1.2
Retail	978	0.4
Total	$226,461	100.0%

The following table sets forth certain information as of September 30, 2024 for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Par Amount/Shares/Units	Fair Value	% of Net Assets

All Around Roustabout, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	8/31/2026		$350,000	$350,000	0.2%
Altisource S.A.R.L.	Services: Business	Senior Secured First Lien Term Loan B	4/30/2025	5.00%	14,004,684	9,565,199	6.0%
Altisource S.A.R.L.	Services: Business	Warrants	5/22/2027		97,899	82,725	0.1%
Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans	6/23/2028	4.50%	2,658,987	2,660,649	1.7%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	1/31/2025	9.00%	1,013,584	751,207	0.5%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Super Priority Delayed Draw Term Loan	1/31/2025	9.00%	2,223,303	1,647,776	1.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	1/31/2025	9.00%	15,090,314	-	0.0%
Blufox Mobile Services	Services: Consumer	Senior Secured First Lien Term Loan	4/12/2028	9.50%	7,111,139	7,111,139	4.4%
Boostability Seotowncenter, Inc.	Services: Business	Equity			833,152	-	0.0%
CB&L Associates Holdco I, LLC	Real Estate	First Lien Term Loans	11/1/2025	2.75%	5,384,063	5,034,099	3.1%
Chimera Investment Corp.	Real Estate	Preferred Equity			105,480	2,561,054	1.6%
Chimera Investment Corp.	Real Estate	Preferred Equity			137,310	3,110,072	1.9%
Copper Property CTL Pass Through Trust	Real Estate	Equity			637,795	7,664,893	4.8%
DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	8/2/2029	5.25%	932,500	916,764	0.6%
DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	8/2/2027	5.00%	3,639,523	3,639,523	2.3%
ECC Capital Corp.	Real Estate	Equity			84,000,000	4,872,000	3.0%
ECC Capital Corp.	Real Estate	Senior Secured Promissory Note	12/31/2031	5.00%	7,422,012	7,422,012	4.6%
Epic Y-Grade Services, LP	Energy: Oil & Gas	First Lien Term Loans	6/30/2029	5.75%	4,000,000	3,982,500	2.5%
First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan	3/30/2027	5.00%	3,879,397	3,830,905	2.4%
FlexFIN, LLC	Services: Business	Equity Interest			36,683,045	36,683,045	22.9%
Franklin BSP Realty Trust, Inc.	Real Estate	Equity			66,107	863,357	0.5%
FST HOLDINGS PARENT, LLC	High Tech Industries	Equity			625,548	12,351,802	7.7%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			380	-	0.0%
Innovate Corp.	Construction & Building	Senior Secured Notes	2/1/2026	8.50%	4,250,000	3,392,031	2.1%
Invesco Mortgage Capital, Inc.	Real Estate	Preferred Equity			192,300	4,624,815	2.9%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity			10,000,000	12,700,000	7.9%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan	12/31/2028	5.00%	12,161,321	12,161,321	7.6%
LB NewHoldCo, LLC	Consumer Discretionary	Equity			180,739	1,420,305	0.9%

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Par Amount/Shares/Units	Fair Value	% of Net Assets
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants			5,000,000	-	0.0%
Lucky Bucks, LLC	Consumer Discretionary	First Out Exit Term Loan	10/2/2028	7.50%	684,370	684,370	0.4%
Lucky Bucks, LLC	Consumer Discretionary	Second Out Term Loan	10/2/2029	7.50%	1,351,031	1,351,031	0.8%
McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan	3/10/2029	5.00%	4,874,543	4,868,450	3.0%
MFA Financial, Inc.	Real Estate	Preferred Equity			97,426	2,308,996	1.4%
Neptune Bidco US, Inc.	Media: Broadcasting & Subscription	First Lien Term Loans	4/11/2029	5.00%	1,994,949	1,865,278	1.2%
New York Mortgage Trust, Inc.	Real Estate	Preferred Equity			165,000	4,039,200	2.5%
NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B	5/31/2030	4.75%	997,500	1,002,488	0.6%
NSG Captive, Inc.	Insurance	Equity			100,000	101,000	0.1%
NVTN LLC	Hotel, Gaming & Leisure	Equity			1,000	-	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note	12/31/2026	7.00%	5,500,000	5,500,000	3.4%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	12/31/2026	0.00%	17,552,420	16,353,590	10.2%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	12/31/2026	12.00%	11,506,159	-	0.0%
PHH Mortgage Corp.	Real Estate	Senior Secured Notes	3/15/2026	7.88%	7,686,000	7,661,981	4.8%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	6.00%	2,777,366	-	0.0%
Power Stop LLC	Automotive	Senior Secured First Lien Term Loan	1/26/2029	4.75%	8,838,431	8,484,894	5.3%
Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan	12/16/2028	4.25%	3,509,670	3,505,283	2.2%
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Delayed Draw Term Loan	12/30/2026	6.50%	3,200,000	3,200,000	2.0%
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan	12/30/2026	6.50%	6,666,667	6,666,667	4.2%
Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity			358,867	375,105	0.2%
Staples, Inc.	Services: Consumer	First Lien Term Loans	9/1/2029	5.75%	4,000,000	3,632,500	2.3%
Tamarix Capital Partners II, L.P.	Banking	Fund Investment			-	1,524,911	1.0%
Thryv Holdings, Inc.	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	5/1/2029	6.75%	2,550,000	2,581,875	1.6%
Velocity Pooling Vehicle, LLC	Automotive	Equity			5,441	-	0.0%
Velocity Pooling Vehicle, LLC	Automotive	Warrants	3/30/2028		6,506	-	0.0%
Wingman Holdings, Inc.	Aerospace & Defense	Equity			350	166,795	0.1%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Delayed Draw Term Loan	10/16/2028	3.50%	32,366	32,123	0.0%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan	10/16/2028	3.50%	646,390	641,542	0.4%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	Last Out Delayed Draw Term Loan	10/16/2028	11.75%	140,082	137,630	0.1%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	Last Out Term Loan	10/16/2028	11.75%	1,863,568	1,830,956	1.1%

(1)	All interest is payable in cash and/or PIK, and all SOFR or LIBOR represents 1 Month, 3 Month or 6 Month respective rates unless otherwise indicated. For each debt investment, we have provided the current spread over index interest rate as of September 30, 2024.

As of September 30, 2024, our income-bearing investment portfolio, which represented 84.5% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.3% and 57.9% of our income-bearing investment portfolio bore interest based on floating rates, such SOFR or LIBOR, 17.0% of our income-bearing investment portfolio bore interest at fixed rates, and 25.1% of our income-bearing investment portfolio are income-producing equity investments. As of September 30, 2023, our income-bearing investment portfolio, which represented 88.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.3% and 59.5% of our income-bearing investment portfolio bore interest based on floating rates, such LIBOR or SOFR, 13.9% of our income-bearing investment portfolio bore interest at fixed rates, and 26.6% of our income-bearing investment portfolio are income-producing equity investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2024:

Portfolio Company	Brief Description of Portfolio Company
All Around Roustabout, LLC	All Around Roustabout LLC (“AAR”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin and Permian Basin. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Altisource S.A.R.L.	Altisource operates as an integrated service provider and marketplace for the real estate and mortgage industries. It provides property preservation and inspection services, payment management technologies, and a vendor management oversight software-as-a-service (“SaaS”) platform.

Arcline FM Holdings, LLC	Arcline FM Holdings, LLC (d/b/a Fairbanks Morse Defense) is a provider of propulsion systems, ancillary power, motors, and controllers for the US Navy and Coast Guard, and provides necessary parts and maintenance, repair and overhaul (MRO) services to its long lived installed base of equipment.

Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.

Blufox Mobile, LLC	Blufox Mobile, LLC, founded in 2018 and headquartered in Plainview, NY, is the largest retailer for Comcast Corporation’s consumer brand, Xfinity. The Company provides Comcast’s mobile phone, internet, cable television, home voice communications, and home security to residential customers across the U.S. (primarily the East Coast, TX, and FL).

Boostability Seotowncenter, Inc.	Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

CB&L Associates Holdco I, LLC	CBL owns, develops, acquires, leases, manages, and operates regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. Properties are in 24 states, primarily in the southeastern and midwestern United States.

Chimera Investment Corp.	Chimera Investment Corp. is an internally managed REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency residential mortgage-backed securities (“RMBS”), Non-Agency RMBS, Agency commercial mortgage-backed securities (“CMBS”), and other real estate-related assets.

Portfolio Company	Brief Description of Portfolio Company
Copper Property CTL Pass Through Trust	Copper Property CTL Pass Through Trust was established to acquire 160 retail properties and 6 warehouse distribution centers (the “Properties”) from J.C. Penney as part of its Chapter 11 plan of reorganization. The Trust’s operations consist solely of owning, leasing and selling the Properties.

DirecTV Financing, LLC	DirecTV Financing, LLC offers digital entertainment services in the United States using satellite and IP-based technologies as well as streaming options that do not require either satellite or wired IP services. The Company’s customer base primarily consists of residential customers.

ECC Capital Corp.	ECC Capital Corporation, formed in 2004, is a specialty finance and asset management company that currently manages a portfolio of nonconforming, runoff residential mortgage assets and owns the associated mortgage servicing rights.

Epic Y-Grade Services, LP	Epic Y-Grade Services, LP is a fully integrated natural gas liquids (NGL) system consisting of ~1,100 miles of y-grade, ethane, propane, normal butane, isobutane, and natural gasoline pipelines, and fractionation facilities providing product supply to petrochemical companies, refineries, and export markets across the Texas Gulf Coast from Corpus Christi to Sweeny, TX.

First Brands Group, LLC	First Brands Group, LLC is an automotive aftermarket platform offering comprehensive solutions for consumable maintenance and mission-critical repair parts under a portfolio of brands.

FlexFIN, LLC	FlexFIN operates an asset-based lending business under which it enters into secured loans and secured financing structures with borrowers engaged in the gemstone/jewelry industry.

Franklin BSP Realty Trust, Inc.	Franklin BSP Realty Trust, Inc. is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States.

FST Holdings Parent, LLC	FST is a privately held provider of diversified technical services to the semiconductor / microelectronics, life sciences, data center, government, and higher-education industries.

Global Accessories Group, LLC	Global Accessories Group, LLC, headquartered in New York City, designs, manufactures, and sells custom-themed jewelry and accessory collections. These collections are tailored to leading retailers in the specialty, department store, off-price and juniors markets.

Innovate Corp.	Innovate Corp. is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments, infrastructure, life sciences, and broadcasting.

Portfolio Company	Brief Description of Portfolio Company
Invesco Mortgage Capital, Inc.	Invesco Mortgage Capital Inc. is a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets.

JFL-NGS-WCS Partners, LLC NGS-WCS Group Holdings	JFL-NGS-WCS Partners, LLC and NGS-WCS Group Holdings were formed in November 2020 when NorthStar Group Services, a provider of environmental remediation and deconstruction services, merged with Waste Control Specialists, a leading provider of hazardous and radioactive waste disposal, storage, and treatment for commercial and government customers.

Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.

Lighting Science Group Corporation	Lighting Science Group Corporation (“LSG”) is a light emitting diode (“LED”) lighting technology company. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. LSG’s product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

Lucky Bucks, LLC LB NewHoldCo, LLC	Lucky Bucks, LLC and LB NewHoldCo, LLC owns and operates digital gaming terminals, or Coin Operated Amusement Machines, in the state Georgia.

McKissock Investment Holdings, LLC (dba Colibri)	Colibri is a provider of career lifecycle management for mandatory professional education solutions across various end markets including Financial & Accounting Services, Real Estate, Healthcare, Valuation & Property Services and Teaching.

MFA Financial, Inc.	MFA Financial, Inc. is an internally-managed REIT primarily engaged in investing in residential mortgage assets, with a focus on residential whole loans, residential mortgage securities, and mortgage servicing rights-related assets.

Neptune Bidco US Inc. (dba Nielsen)	Nielsen, founded in 1923, is a global provider of audience measurement, and data and analytics to programmers, content creators and distributors, and advertisers. Nielsen’s audience estimates are one of the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace.

New York Mortgage Trust, Inc.	NY Mortgage Trust is a REIT that acquires, invests in, finances and manages mortgage-related single-family and multi-family residential assets in the US.

NSG Captive Inc.	NSG Captive Inc. is an Alabama protected cell captive insurance company and is the ultimate controlling party of National Security Group, Inc. (“NSG”). NSG is a nationwide underwriter of life, accident, and health insurance. In addition, NSG is a specialty underwriter of property and casualty insurance throughout the southeast, other than Florida and Louisiana.

NVTN LLC	NVTN LLC (d/b/a “Dick’s Last Resort”), established in 1985 and headquartered in Nashville, TN, is a “eatertainment” restaurant concept with locations throughout the US, mostly in budget friendly tourist destinations. NVTN LLC has developed an identifiable brand for its high-energy, unique themed restaurant concept that targets tourists and business travelers in high foot traffic locations.

PHH Mortgage Corp.	PHH Mortgage Corp. services and originates forward and reverse mortgage loans. The Company has been servicing mortgages since 1988 and commenced origination of forward mortgage loans in 2012 and reverse mortgage loans in 2013.

Portfolio Company	Brief Description of Portfolio Company
Point.360	Point.360, headquartered in Los Angeles, CA is a full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.

Power Stop LLC	Power Stop LLC manufactures and distributes braking systems for cars, trucks, SUVs, performance vehicles, and severe duty trucks and tows. The Company offers brake kits, caliper kits, brake pads, brake rotors, calipers, brake shoes, and pad wear sensors. It provides products through a network of distributors in Europe, North America, South America, the Middle East, and Africa; and online retailers.

Secure Acquisition Inc. (dba Paragon Films)	Paragon Films, Inc. manufactures and supplies stretch film products to customers in various industries in the United States, Canada, Mexico, South America, and internationally.

SS Acquisition, LLC (dba Soccer Shots Franchising)	Soccer Shots Franchising is a franchised-based system operating in the U.S. and Canada that provides children’s enrichment programs with a unique emphasis on social, cognitive, and linguistic skill through soccer.

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Stancor, founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.

Staples, Inc.	Staples is a B2B distributor of office supplies in North America and provider of e-commerce via Staples.com.

Tamarix Capital Partners II, L.P.	Tamarix Capital Partners II, L.P. is a licensed SBIC formed to generate attractive-risk adjusted returns by making debt and preferred equity investments in United States-based, lower middle market companies operating across a broad cross-section of industries and sectors.

Thryv Holdings, Inc.	Thryv Holdings, Inc. is a provider of print and digital marketing solutions to small and medium sized businesses and SaaS end-to-end customer experience tools.

Velocity Pooling Vehicle, LLC	Velocity Pooling Vehicle, LLC, headquartered in Coppell, TX, is a manufacturer, distributor and retailer of branded aftermarket products for the powersports industry. The Company’s brands include Vance & Hines, Kuryakyn, Mustang, Performance Machine, and others.

Wingman Holdings, Inc.	Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC) is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	SMC Roofing is a residential re-roofing platform that focuses on the insurance-driven weather damage market, specifically hail and windstorm damage.

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

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided us with fund accounting and financial reporting services pursuant to its Services Agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the years ended September 30, 2024, 2023 and 2022, we incurred $0.3 million, $0.3 million and $0.3 million in administrator expenses, respectively.

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

We will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if we do not distribute at least the sum of 98% of our ordinary income in any calendar year, 98.2% of our capital gain net income for each one-year period ending on October 31 of such year, and any income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay U.S. federal income tax. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, we may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, we accrue U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS.

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

From time to time, capital markets may experience periods of disruption and instability. The U.S. economy, as well as other major economies, may experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Any recession or future significant market events or disruptions (e.g. pandemics, war, natural disasters or terrorist activities) could have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. Recession, pandemics and other future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The large-scale invasion of Ukraine by Russia in February 2022 resulted in sanctions and market disruptions, including declines in regional and global stock markets, unusual volatility in global commodity markets and significant devaluations of Russian currency. The extent and duration of the military action are impossible to predict but could be significant. Market disruption caused by the Russian military action, and any counter measures or responses thereto (including international sanctions, a downgrade in a country’s credit rating, purchasing and financing restrictions, boycotts, tariffs, changes in consumer or purchaser preferences, cyberattacks and espionage) could continue to have severe adverse impacts on regional and/or global securities and commodities markets, including markets for oil and natural gas. These impacts may include reduced market liquidity, distress in credit markets, further disruption of global supply chains, increased risk of inflation, and limited access to investments in certain international markets and/or issuers. In addition, the current conflict in the Middle East and terrorist acts may cause significant volatility in the markets and/or market disruptions.

The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

We have evaluated subsequent events from September 30, 2024 through the filing date of this annual report on Form 10-K. However, as the discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the annual period ended September 30, 2024, the analysis contained herein may not fully account for market event impacts. As of September 30, 2024, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of September 30, 2024), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

Rising interest rates may increase our borrowing costs and reduce the net return that we are able to achieve on debt investments in portfolio companies, and may also increase the risk of default on our portfolio company loans.

In 2023, the Federal Reserve raised short-term interest rates. Additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

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

Risks Related to Our Business

As a result of our internalized operating structure, including our internalized management and investment functions, we may incur significant costs and face significant risks associated with being self-managed, including adverse effects on our business and financial condition.

Effective January 1, 2021, we operate under an internalized operating structure, including our management and investment functions. There can be no assurances that our internalized operating structure will be beneficial to us and our stockholders, as we may not be able to effectively replicate the services previously provided to us by our former investment adviser and administrator.

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

As an internally managed BDC, we are dependent upon our management team and other professionals, and if we are not able to hire and retain qualified personnel, we will not realize the benefits of an internally managed BDC.

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

If we are unable to attract and retain highly talented professionals for the internal management of our Company, we will not realize the benefits of an internally managed BDC, and the results of our operation could deteriorate.

We may suffer credit and capital losses.

Making private debt and private equity investments is highly speculative and involves a high degree of risk of credit and capital loss, and therefore an investment in our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession, such as the economic recession or downturn that the United States and many other countries have recently experienced or are experiencing.

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

As of September 30, 2024, the Company’s asset coverage was 216.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

Because we borrow money to make certain investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, such as the current period we are in, our cost of funds will increase to the extent we access any credit facility with a floating interest rate, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

We cannot assure that we will achieve investment results that will allow us to pay cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of September 30, 2024, the Company’s asset coverage was 216.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Our board of directors has the authority to modify or waive certain of our operating policies and strategies (including our investment objective) without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions and cause you to lose all or part of your investment.

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

As of September 30, 2024, there was $137.2 million of outstanding borrowings. The weighted average interest rate charged on our borrowings as of September 30, 2024 was 6.3% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under the Credit Facility or any other credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics (such as the COVID-19 outbreak);

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

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

The occurrence of a disaster, such as a cyber-attack against us, certain of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business (including the business of certain portfolio companies), negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

Third parties with which we do business and certain of our portfolio companies may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches our service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

When we make a debt investment, we may acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our equity investments may not appreciate in value and, in fact, may decline significantly in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments are very risky and highly speculative.

We have invested materially in senior secured first lien term loans and senior secured second lien term loans issued by private companies.

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

We have invested in secured debt issued by our portfolio companies. In the case of our senior secured first lien term loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with the debt securities in which we invest. With respect to our senior secured second lien term loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks above or equally with the debt securities in which we invest. In the case of debt ranking above the senior secured second lien term loans in which we invest, we would be subordinate to such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and therefore the holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

As of September 30, 2024, 12.1% of our total assets were invested in FlexFIN, our affiliate’s asset-based lending business.

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

12.1% of the Company’s total assets (as of September 30, 2024) are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones and jewelry.

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

At times, the Company may have a significant portion of its assets invested in securities of companies conducting business within one or more economic sectors and/or industries, including the Services: Business sector, which includes our investment in an asset-based lending business and the insurance sector. Companies in the same sector or industry may be similarly affected by economic, regulatory, political or market events or conditions, which may make the Company more vulnerable to unfavorable developments in that sector or industry than companies that invest more broadly. Generally, the more broadly the Company invests, the more it spreads risk and potentially reduces the risks of loss and volatility.

As of September 30, 2024, investments in our affiliate’s asset-based lending business constituted 12.1% of our total assets. See above, under Item 1A for risk factors related to our investment in that business. See “Subsequent Events” for a discussion of our investment in an insurance business.

Risks Related to Our Operations as a BDC and a RIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of September 30, 2024, the Company’s asset coverage was 216.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

Risks of the Insurance Business

Risks Related to Life Insurance

Actual claims and benefits payments may differ from actuarial assumptions and may adversely affect NSG’s financial results, capitalization and financial condition.

Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, NSG cannot precisely determine the amounts which it will ultimately pay to settle these liabilities. Because of the inability to determine with precision the amounts required to settle future policy benefits and claims, NSG must rely on actuarial assumptions. Liabilities for future policy benefits and claims are established based on actuarial estimates of how much NSG will need to pay for future benefits and claims. NSG’s earnings significantly depend upon the extent to which its actual claims experience and benefit payments on its products are consistent with such assumptions.

NSG makes assumptions regarding policyholder behavior, including with respect to guaranteed options, but those assumptions may be incorrect.

NSG makes assumptions regarding policyholder behavior at the time of pricing, including regarding the selection and utilization of the guaranteed options inherent within certain of its products. A material increase in the valuation of liabilities for future benefit payments could result to the extent that emerging and actual experience deviates from policyholder option utilization assumptions. These assumptions are based in part on expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of NSG and perceptions arising from any potential adverse publicity or negative rating agency actions.

If NSG’s actual claims experience differs from the assumptions used to establish reserves for its liabilities, NSG may be required to increase its reserves.

NSG evaluates its liabilities regularly based on accounting requirements (which change from time to time), the assumptions and models used to establish the liabilities, as well as actual experience. For example, amounts actually paid may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. To the extent that actual claims and benefits experience differs from the underlying assumptions used in establishing such liabilities, NSG could be required to increase its reserves for liabilities. An increase in reserves required for any of the above reasons, individually or in the aggregate, could have a material adverse effect on NSG’s financial condition and results of operations and its profitability measures, as well as materially impact its capitalization, statutory free cash flow and liquidity. This could impact NSG’s risk-based capital ratios and its financial strength ratings, which are necessary to support its product sales, and, in certain circumstances, ultimately impact its solvency. See also “NSG’s actual claims losses may exceed reserves for claims and it may be required to establish additional reserves, which in turn may adversely impact its results of operations and financial condition” below.

Pricing accuracy depends on accurate morbidity and mortality estimates, but the data on which such estimates are based may be insufficient, incorrect or incomplete.

In order to price products accurately, NSG must develop and apply appropriate morbidity and mortality estimates, closely monitor and timely recognize changes in trends, and project both severity and frequency of losses with reasonable accuracy to cover these risks. Pricing adequacy is necessary to generate sufficient premiums to cover NSG’s cost of sales, costs of operations (including payment of policy benefits) and to earn a profit. Pricing adequacy is subject to a number of risks and uncertainties, including, without limitation: availability of sufficient reliable data; incorrect or incomplete analysis of available data; uncertainties inherent in estimates and assumptions; selection and application of appropriate rating formulae or other pricing methodologies; adoption of successful pricing strategies; prediction of policyholder life expectancy and retention; unforeseen or unanticipated events, legislation, regulatory action or court decisions; and unexpected changes in interests rates or inflation. Such risks may result in NSG’s pricing being based on outdated, inadequate, or inaccurate data, or inappropriate analyses, assumptions, or methodologies, and may cause NSG to estimate incorrectly future changes in the frequency or severity of claims. As a result, NSG could underprice risks, which would negatively affect NSG’s margins, or it could overprice risks, which could reduce NSG’s volume and competitiveness.

Public health crises, extreme mortality events or similar occurrences may adversely impact NSG’s business, financial condition, or results of operations.

NSG’s life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths, and the likelihood, timing and severity of such events cannot be predicted. Economic uncertainty resulting from a public health crisis or similar event could impact sales of certain of NSG’s products, and NSG may decide or otherwise be required to provide relief to customers adversely affected by such an event. In addition, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Circumstances resulting from a public health crisis or similar event could affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with NSG’s products. NSG cannot be certain that the liabilities it has established for claims arising from a catastrophe will be adequate to cover actual claim liabilities. Conversely, improvements in medical care and other developments which positively affect life expectancy can cause NSG’s assumptions with respect to longevity, which it uses when it prices its products, to become incorrect and, accordingly, can adversely affect its financial condition and results of operations.

Liquidity may be adversely affected by policyholder withdrawals and surrenders or if holders of whole life policies elect to receive lump sum distributions at greater-than-anticipated levels.

NSG’s insurance business is exposed to the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs or increases in surrenders among policies that are no longer subject to surrender charges. In addition, NSG faces potential liquidity risks if policyholders with mature policies elect to receive lump sum distributions at greater levels than anticipated. If NSG experiences unanticipated early withdrawal or surrender activity or greater than expected lump sum distributions of endowment maturities and lacks sufficient cash flow from its insurance operations to support payment of these benefits, NSG may have to sell its investments in order to meet cash needs or be forced to obtain third-party financing. The availability of such financing will depend on a variety of factors, such as market conditions, the availability of credit in general or more specifically in the insurance industry, the strength or weakness of the capital markets, NSG’s credit capacity, and the perception of NSG’s long- or short-term financial prospects. If NSG is forced to sell its investments on unfavorable terms or obtain financing with unfavorable terms, it could have an adverse effect on NSG’s liquidity, results of operations and financial condition.

Changes in surrender activity may also result in remeasurement gains or losses which could increase volatility in NSG’s results of operations.

Risks Related to Property & Casualty Insurance

If NSG is unable to accurately assess its underwriting risk, its financial condition and results of operations could be adversely affected.

NSG’s underwriting success depends on its ability to accurately assess the risks associated with the business it writes and retains. NSG relies on the experience of its underwriting staff in assessing those risks, and on information provided by insureds or their representatives when underwriting insurance policies. While NSG may make inquiries to validate or supplement the information provided, it may make underwriting decisions based on incorrect or incomplete information. A misunderstanding of the nature or extent of the risks may cause NSG to fail to establish appropriate premium rates which could adversely affect its financial results.

The usefulness of models as a tool to evaluate risk is subject to a high degree of uncertainty which could result in actual losses that are materially different from NSG’s estimates and could have a significant adverse impact on NSG’s financial results.

NSG’s approach to risk management relies on subjective variables that entail significant uncertainties, and small changes in assumptions which depend heavily on judgment and foresight can have a significant impact on the modeled outputs. For example, NSG relies on catastrophe modeling results in its decision-making regarding the upper limits of its catastrophe reinsurance protection. These models simulate loss estimates based on a set of assumptions that impact loss potential, and may not produce accurate predictions. Models used to assess risk are subject to a high degree of uncertainty. These uncertainties can include, among other things, that they may not address all possible hazards, may not reflect the true frequency of events, may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event, may not accurately represent loss potential to insurance or reinsurance contract coverage limits and other contract terms and may not accurately reflect judicial, political or regulatory impacts.

NSG’s losses and loss expense reserves may be inadequate to cover its actual losses, which could have a material adverse effect on its financial conditions, results of operations and cash flows.

NSG maintains losses and loss expense reserves based on its estimate of the ultimate payment of all claims that have been or could be incurred in the future, and the related costs of adjusting those claims. However, reserves do not represent an exact calculation of liability, but rather an estimate of what NSG expects settlement and administration claims will cost, and its actual liability may be greater or less than the estimate.

These variables are affected by both internal and external events that could increase NSG’s exposure to losses and there is no precise method for evaluating the impact of any specific factor on the adequacy of loss reserves. Uncertainties may result from factors including, but not limited to, the emergence of new information after there has been time to appreciate the full extent of covered losses; new theories of liability that are enforced retroactively by courts; increases in the number and severity of claims; increases in costs (such as medical, legal or supply chain costs) to remedy covered losses; and the risk of unanticipated assessments from state underwriting associations or windstorm pools related to losses in excess of the associations or pool’s ability to pay.

Unexpected changes in the interpretation of NSG’s coverage or provisions, including loss limitations and exclusions, in its policies could have a material adverse effect on NSG’s financial condition and results of operations.

There can be no assurances that loss limitations or exclusions in NSG’s policies will be enforceable in the manner intended. As industry practices as well as legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. While these limitations and exclusions help NSG to assess and mitigate its loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or that legislation could be enacted modifying or barring the use of such limitations or exclusions. In addition, court decisions could read policy exclusions narrowly so as to expand coverage. This could adversely affect NSG’s business by broadening coverage beyond its underwriting intent or by increasing the frequency or severity of claims, and could result in higher than anticipated losses. In some instances, these changes may not become apparent until after insurance contracts are issued, and the full extent of liability under such contracts may not be known for many years after a contract is issued.

NSG’s failure to accurately and timely pay claims could materially and adversely affect its business.

Many factors could affect NSG’s ability to accurately and timely pay claims, including the training and experience of its claims representatives, the effectiveness of management, and its ability to develop or select and implement appropriate procedures and systems to support its claims functions, among other factors. NSG’s failure to accurately and timely pay claims could lead to regulatory action or litigation, undermine its reputation, and adversely affect its business, financial condition, results of operations and prospects.

The property and casualty insurance business is historically cyclical in nature, which may affect NSG’s financial performance, cause its operating results to vary from quarter to quarter and may not be indicative of future performance.

The supply of property and casualty insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the property and casualty insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increased premium levels. In addition, demand for property and casualty insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines in the insurance industry generally. As a result, NSG’s operating results are subject to fluctuation.

If actual renewals do not meet expectations or if NSG chooses not to write renewals because of pricing conditions, its written premium in future years and its future operations would be materially adversely affected.

Risks Related to the Insurance Business Generally

Competition for business in the insurance industry is intense.

NSG faces competition from specialty insurance companies, standard insurance companies and underwriting agencies. Competition among insurance companies is based on a number of factors, including reputation, name recognition, credit ratings, financial strength ratings, relationships with distribution partners, terms and conditions of products offered, and speed of claims payment. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition. In addition, some of NSG’s competitors are larger and have greater financial, marketing, and other resources than NSG has, and are able to absorb large losses more easily. NSG’s competitors may also offer more competitive pricing, a broader range of products and have greater claims-paying ability. NSG may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect NSG’s ability to price its products at risk-adequate

Because NSG’s business depends on insurance retail agents and brokers, NSG is exposed to certain risks arising out of its reliance on these distribution channels.

NSG’s products are distributed through independent retail agents and brokers. Retail agents and brokers generally own the renewal rights, making NSG’s business model dependent on its relationships with, and the success of, the retail agents and brokers with whom it does business. NSG relies on a core number of brokers that account for a substantial number of policies, and its relationships with its brokers and retail agents may be discontinued at any time. If one or more such distributors were to terminate its relationship with NSG or reduce the amount of sales it produces, NSG’s results of operations could be adversely affected. Even if the relationships do continue, they may not be on terms that are profitable for NSG. A deterioration in the relationships with distributors or failure to provide competitive compensation could lead these distributors to place more premium with other carriers and less premium with NSG. Also, NSG’s distributors may in any event choose to concentrate their efforts in selling their firm’s own products or NSG’s other competitors’ products instead of NSG’s.

NSG could also be adversely affected by consolidation in its distribution sales channels. Consolidation could result in loss of market access. NSG could also be negatively affected due to loss of talent as the people most knowledgeable about NSG’s products and with whom NSG has developed strong working relationships exit the business following an acquisition, or, increases in its commission costs as larger distributors acquire more negotiating leverage over their fees.

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and remitted to NSG, and NSG could be adversely affected if the brokers collect premiums but do not remit them to NSG. Despite the premiums not being paid to NSG, NSG may be required under applicable law to provide the coverage set forth in the policy. Consequently, NSG assumes a degree of credit risk associated with the brokers with which it works. Similarly, if NSG is limited in its ability to cancel policies for non-payment, its underwriting profits may decline and its financial condition and results of operations could be materially and adversely affected.

Insurance companies are subject to extensive regulation, which varies from jurisdiction to jurisdiction and may change from time to time.

NSG is subject to extensive regulation which may adversely affect its ability to achieve its business objectives, and noncompliance with these regulations could subject NSG to penalties, including fines and suspensions, which may adversely affect its financial condition and results of operations. Applicable laws and rules are subject to change by legislation or administrative or judicial interpretation, and changes in regulation could limit NSG’s discretion or make it more expensive to conduct business.

In addition, state insurance regulators have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, NSG follows practices based on its interpretations of regulations or practices that it believes generally to be followed by the industry which may turn out to be different from the interpretations of regulatory authorities. If NSG does not have the requisite licenses and approvals or does not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend it from carrying on some or all of its activities in their state or could otherwise penalize NSG. This could adversely affect NSG’s ability to operate its business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with NSG’s operations and require it to bear additional costs of compliance, which could adversely affect its ability to operate its business.

Also, because its products are sold through independent agents, NSG has less control over how products are sold, including with respect to legal compliance. While NSG expects its agents to comply with their contractual obligations and applicable law, NSG has limited control over how such agents conduct their business. If violations are attributed to NSG, NSG could incur significant fines, and if attributed to its agents, may cause the agents to stop selling NSG’s products.

NSG may be unable to purchase reinsurance in amounts desired on acceptable terms, and reinsurers may default or fail to perform.

NSG purchases reinsurance from third parties to limit its risk on individual policies, and in the case of property insurance, limit its risk in the event of a catastrophe in various geographic areas (including, without limitation, the risk of hurricanes and tornado activity in the states in which it operates). If NSG is unable to renew expiring reinsurance contracts or enter into new reinsurance arrangements on acceptable terms, NSG’s loss exposure could increase, which would increase potential losses related to such loss events. If NSG is unwilling to bear an increase in loss exposure, it may need to reduce the level of its underwriting commitments which could materially adversely affect its business, financial condition and results of operations. In addition, reinsurers may exclude certain coverages from, or alter terms in, the reinsurance contracts NSG enters into with them. NSG, like other insurance companies, could write insurance policies which to some extent do not have the benefit of reinsurance protection, but these gaps in reinsurance protection expose NSG to greater risk and greater potential losses.

Although reinsurance makes the reinsurer liable to NSG to the extent the risk is transferred or ceded to the reinsurer, it does not relieve NSG (the ceding insurer) of its primary liability to policyholders. Reinsurers may not pay claims NSG incurs on a timely basis, or they may not pay some or all of these claims. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. In addition, NSG’s reinsurance may be concentrated among a few reinsurance carriers, meaning that if one or more of these reinsurers do not renew, default on payment of claims, or become insolvent, NSG could incur increased net losses and its financial condition could be adversely affected.

A downgrade or potential downgrade in NSG’s financial strength rating could adversely affect its business.

Participants in the insurance industry use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of insurers. Downgrades in NSG’s financial strength rating could cause NSG’s partners to choose more highly rated competitors; increase the cost or reduce the availability of reinsurance; limit or prevent the ability to write or renew insurance contracts; limit access to capital markets; increase costs of capital; reduce new sales of insurance products; increase regulatory scrutiny; provide termination rights to reinsurers; require reduced pricing to remain competitive; and increase the number or amount of policy surrenders and withdrawals by contract holders and policyholders, among other consequences.

Performance of NSG’s investment portfolio is subject to a variety of investment risks that could adversely affect its financial results.

NSG’s results of operations depend, in part, on the performance of its investment portfolio, and its investments are subject to general economic conditions and market risks as well as risks inherent to specific securities. NSG’s primary market risk exposures are to changes in interest rates and equity prices. Should interest rates decline, a low interest rate environment would place pressure on NSG’s net investment income. Increases in interest rates could cause the values of NSG’s fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in its portfolio and the amount by which interest rates increase.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of NSG’s securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. If NSG is forced to sell certain of its investments during periods of market volatility or disruption, market prices may be lower than their carrying. This could result in realized losses, which could have a material adverse effect on NSG’s financial condition and results of operations. It could also affect financial ratios, brining NSG out of compliance with its credit instruments and rating agency capital adequacy measures.

NSG’s debt investments are subject to the risk that investments may default or become impaired due to deterioration in the financial condition of the issuer, or due to deterioration in the financial condition of an insurer that guarantees the issuer’s payments. Downgrades in the credit ratings of fixed maturity securities (where rated) could also have a significant negative effect on the market valuation of such securities. Mortgage loans are subject to a variety of risks relating to the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations and issuer defaults, among others.

NSG’s actual claims losses may exceed reserves for claims and it may be required to establish additional reserves, which in turn may adversely impact its results of operations and financial condition.

NSG maintains reserves to cover its estimated exposure for claims relating to its issued insurance policies. Reserves do not represent an exact calculation of exposure, but instead represent NSG’s best estimates using actuarial and statistical procedures. Reserve estimates are refined as experience develops. Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require NSG to increase policy benefit reserves, which would restrict its use of cash that might otherwise be used for other purposes, negatively affecting its results of operations, and limit the dividends and distributions that it is able to make to the Company.

NSG is subject to minimum capital and surplus requirements, and failure to meeting these requirements could subject it to regulatory action or other restrictions.

NSG is subject to minimum capital and surplus requirements. Failure to satisfy these requirements could result in regulatory action, prevent NSG from selling new business or require guarantees, all of which could have a material and adverse impact on NSG’s competitiveness, operational flexibility, financial condition and results of operations. Failure to satisfy these requirements could also preclude NSG from making dividends and distributions to the Company.

A decline in NSG’s risk-based capital (“RBC”) ratio could result in in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on its financial condition and results of operations.

The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. A failure to meet these requirements could subject NSG to increased scrutiny or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, increased regulatory supervision, or seizure or liquidation. A decline in RBC ratio, whether or not it results in a failure to meet applicable RBC requirements, could limit NSG’s ability to make distributions, could result in a loss of customers or new business or result in a downgrade of NSG’s financial strength rating.

Employees of NSG or its third-party service providers may take excessive risks which could negatively affect NSG’s financial condition and business.

The individuals who conduct NSG’s business, including its management personnel, sales intermediaries, investment professions, and other employees, as well as employees of various third-party service providers, make decision that could expose NSG to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, among other decisions. Such individuals may take excessive risks regardless of the structure of NSG’s risk management framework or its compensation program and practices, which may not effectively deter excessive risk-taking or misconduct. Similarly, NSG’s controls and procedures may not be effective. If NSG’s employees and the employees of third-party service providers take excessive risks, it could suffer material losses in its investment portfolio, be subject to regulatory sanctions and experience harm to its reputation.

Difficult conditions in the capital markets and the U.S. economy generally could materially adversely affect NSG’s business and results of operations.

The business and results of operations of domestic insurance companies generally are materially affected by conditions in the capital markets and the U.S. economy generally. An economic downturn may be characterized by increases in inflation, higher unemployment, lower family income, lower corporate earnings, lower business investment or lower consumer spending. As a result, the demand for insurance products and their utilization could be adversely affected, as customers are unwilling or unable to purchase policies, choose to defer paying insurance premiums or stop paying insurance premiums altogether, surrender their life insurance policies for their cash value or otherwise seek to utilize the cash benefits of their policies or file property and casualty claims at elevated rates. Depending on their level of occurrence, these customer actions could materially adversely affect NSG’s business and results of operations.

Climate change could have a material adverse effect on NSG’s business.

Climate change could have a significant impact on longer-term natural weather trends, potentially impacting both NSG’s property and casualty insurance business and its life insurance business. Rising temperatures and changes in weather patterns could impact storm frequency and severity and thereby negatively affect claims experience, reinsurance costs and product pricing in NSG’s property and casualty insurance business. Climate change may also impact life expectancies, influencing mortality assumptions used in pricing and reserve calculations in its insurance business. Because of the unpredictability of the long-term effects of climate change, NSG may be unable to accurately factor these effects into its assumptions and models, and its business could suffer as a result.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

Our cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We engage external experts, including cybersecurity assessors and consultants, to evaluate cybersecurity measures and risk management processes. We engage and depend on service providers to actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. Our finance and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such service providers.

Board Oversight of Cybersecurity Risks

Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from our Chief Executive Officer and our Chief Compliance Officer, regarding the overall state of our cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents.

Management’s Role in Cybersecurity Risk Management

Our management, including our Chief Executive Officer and Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as regulatory compliance and corporate governance and rely on third-party service providers to provide expertise with respect to information technology and cybersecurity. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, primarily through the receipt of notifications from service providers.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed regularly, including how such risks could materially affect our business strategy, operational results, and financial condition. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. In 2021, we entered into a 5-year operating lease for our headquarters at 445 Park Avenue, 10th Floor, New York, NY 10022.

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

As of September 30, 2024, we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock and the sales price as a percentage of the net asset value per share of our common stock.

		Closing Market Price		Premium/ (Discount) of High Market Price to	Premium/ (Discount) of Low Market Price to
	NAV(1)	High	Low	NAV (2)	NAV (2)
Fiscal year ending September 30, 2024
Fourth Quarter	$79.37	$48.15	$45.01	(39.33)%	(43.29)%
Third Quarter	76.35	48.00	42.50	(37.13)%	(44.34)%
Second Quarter	76.35	45.50	41.34	(40.41)%	(45.85)%
First Quarter	73.14	42.50	36.38	(41.89)%	(50.26)%
Fiscal year ending September 30, 2023
Fourth Quarter	$70.75	$40.00	$35.71	(43.46)%	(49.53)%
Third Quarter	67.01	39.00	32.00	(41.80)%	(52.25)%
Second Quarter	62.70	39.14	32.49	(37.58)%	(48.18)%
First Quarter	59.38	36.49	31.05	(38.55)%	(47.71)%
Fiscal year ending September 30, 2022
Fourth Quarter	$57.49	$39.37	$32.61	(31.52)%	(43.28)%
Third Quarter	58.74	43.00	35.75	(26.80)%	(39.14)%
Second Quarter	62.94	42.00	36.10	(33.27)%	(42.64)%
First Quarter	58.99	43.50	40.50	(26.26)%	(31.34)%

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low market prices. The net asset value per share shown is based on outstanding shares at the end of the period.

(2)	Calculated as of the respective high or low closing market price less quarter end net asset value divided by the quarter end net asset value.

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

The last reported closing price of our common stock on December 13, 2024 was $47.90 per share, approximately 60.35% of the Company’s then-current NAV. As of December 13, 2024 we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

Sales of Unregistered Securities

We did not sell any securities within the past three years that were not registered under the Securities Act of 1933.

Stock Performance Graph

This graph compares the stockholder return on our common stock from September 30, 2019 to September 30, 2024 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on September 30, 2019, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. Investment performance shown for periods prior to January 1, 2021 was achieved pursuant to our former externally-managed structure.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Issuer Purchases of Securities

Information relating to the Company’s purchases of its common stock during the year ended September 30, 2024 is as follows:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.03 - $45.03	1,801,205
April 2024	700	$43.76 - $43.76	30,637
May 2024	12	$44.82 - $44.82	543
Total	53,935		2,370,959

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

Overview

We are an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. Through December 31, 2020, we were an externally managed company. Since January 1, 2021, we have operated under our present internalized management structure.

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

Revenues

We generate revenue in the form of interest income on the debt that we hold and dividends and capital gains, if any, on our equity investments that we may acquire in portfolio companies. We invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and generally focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases our debt investments may provide for a portion of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be recognized as earned.

Expenses

Under our internally managed structure, we bear all costs and expenses of our operations and transactions, including those relating to:

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

The Target Performance Award for each executive officer for the 2022 LTIP Plan, the 2023 LTIP Plan, and the 2024 LTIP Plan is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

During the years ended September 30, 2024 and September 30, 2023, the Company recorded an accrual of $2,798,437 and $317,000, respectively, for these awards. During the year ended September 30, 2022 the Company did not record an accrual. To date, no amounts have been paid under these awards.

Portfolio and Investment Activity

As of September 30, 2024 and 2023, our portfolio had a fair market value of approximately $227.9 million and $226.5 million, respectively.

During the year ended September 30, 2024, we received proceeds excluding non-cash items from sale and settlements of investments of $112.5 million, including principal and dividend proceeds, realized net gains on investments of $7.3 million, and invested $99.3 million.

During the year ended September 30, 2023, we received proceeds excluding non-cash items from sale and settlements of investments of $66.6 million, including principal and dividend proceeds, realized net losses on investments of $11.5 million, and invested $76.5 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company:

	September 30, 2024		September 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$6,209	$5,427	$6,310	$5,392
Largest portfolio company by amortized cost and fair value, respectively	48,553	36,683	38,871	38,871

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2024 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$129,957	49.8%	113,990	50.0%
Senior Secured Notes	18,127	7.0	18,476	8.1
Fund Investment	1,746	0.7	1,525	0.7
Equity/Warrants	110,930	42.5	93,925	41.2
Total Investments	$260,760	100.0%	$227,916	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2023 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$139,103	52.5%	$103,004	45.6%
Senior Secured Notes	9,512	3.6	8,922	3.9
Fund Investment	1,027	0.4	792	0.3
Equity/Warrants	115,369	43.5	113,743	50.2
Total Investments	$265,011	100.0%	$226,461	100.0%

As of September 30, 2024, our income-bearing investment portfolio based upon cost represented 84.5% of our total portfolio of which 57.9% bore interest based on floating rates, such as SOFR or LIBOR, 17.0% bore interest at fixed rates, and 25.1% are income-producing equity investments. As of September 30, 2023, our income-bearing investment portfolio based upon cost represented 88.2% of our total portfolio of which 59.5% bore interest based on floating rates, such as LIBOR or SOFR, while 13.9% bore interest at fixed rates and 26.6% are income-producing equity investments. As of September 30, 2024, the Company had a weighted average yield of 12.3% on debt and other income producing investments. As of September 30, 2023, the Company had a weighted average yield of 13.3% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

We rate the risk profile of each of our debt investments based on the following categories:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2024 and 2023 (dollars in thousands):

	September 30, 2024		September 30, 2023
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	200,162	87.9%	197,951	87.4%
3	8,835	3.9%	15,651	6.9%
4	16,520	7.2%	6,362	2.8%
5	2,399	1.1%	6,497	2.9%
Total	$227,916	100.1%	$226,461	100.0%

Results of Operations

Operating results for the years ended September 30, 2024, 2023 and 2022 are as follows (dollars in thousands):

	For the Years Ended September 30,
	2024	2023	2022
Total investment income	$22,182	$19,878	$15,544
Less: Net expenses	17,448	13,622	12,113
Net investment income/(loss)	4,734	6,256	3,431
Net realized gains (losses) on investments	7,292	(11,532)	5,221
Net change in unrealized gains (losses) on investments	5,706	32,194	(14,463)
Loss on extinguishment of debt	-	-	(296)
Deferred tax benefit (expense)	887	-	-
Net increase (decrease) in net assets resulting from operations	$18,619	$26,918	$(6,107)

Investment Income

For the year ended September 30, 2024, investment income totaled $22.2 million, of which $14.3 million was attributable to portfolio interest, approximately $6.9 million was attributable to dividend income, $0.5 million was attributable to fee and other income, and $0.5 million was attributable to interest on cash and cash equivalents. Dividend income was received from 10 investments during the year ended September 30, 2024.

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

Operating Expenses

Operating expenses for the years ended September 30, 2024, 2023 and 2022 are as follows (dollars in thousands):

	For the Years Ended September 30,
	2024	2023	2022
Interest and financing expenses	$6,609	$5,532	5,113
Salaries and benefits	6,851	4,187	2,952
Professional fees, net	1,463	1,405	1,341
General and administrative	1,094	983	1,103
Directors fees	750	729	712
Insurance expenses	379	466	590
Administrator expenses	302	320	302
Total Expenses	$17,448	$13,622	12,113

For the year ended September 30, 2024, total operating expenses increased by $3.8 million, or 28.1%, compared to the year ended September 30, 2023.

For the year ended September 30, 2023, total operating expenses increased by $1.5 million, or 12.5%, compared to the year ended September 30, 2022.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2024 increased by $1.1 million, or 19.5%, compared to the year ended September 30, 2023. The increase in interest and financing expenses was primarily due to increased interest expense on the Credit Facility from increased borrowings during the year.

Interest and financing expenses for the year ended September 30, 2023 increased by $0.4 million, or 8.2%, compared to the year ended September 30, 2022. The increase in interest and financing expenses was primarily due to interest expense on the Credit Facility which was issued on December 15, 2022, partially offset by a decrease due to the full repayment of the 2023 Notes on January 17, 2023.

Salaries and Benefits

Salaries and benefits expenses for the year ended September 30, 2024 increased by $2.7 million, or 63.6%, compared to the year ended September 30, 2023. The increase in salaries and benefits expenses was primarily due to increased bonus accruals during the year.

Interest and financing expenses for the year ended September 30, 2023 increased by $1.2 million, or 41.8%, compared to the year ended September 30, 2022. The increase in salaries and benefits expenses was primarily due to increased bonus accruals during the year.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2024 decreased by $0.2 million, or 7.1%, compared to the year ended September 30, 2023. This resulted primarily from a decrease in miscellaneous expenses.

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

During the year ended September 30, 2024, we recognized $7.3 million of net realized gains on our portfolio investments. The realized gains were primarily due to a realized gain on Maritime Wireless Holdings for $7.0 million and a realized gain on Kemmerer Operations, LLC for $8.5 million, offset by a loss on the sale of 1888 Industrial Services for $8.8 million.

During the year ended September 30, 2023, we recognized $11.5 million of net realized losses on our portfolio investments. The realized losses were primarily due to the restructuring of one investment and the full repayments of two investments.

During the year ended September 30, 2022, we recognized $5.2 million of net realized gains on our portfolio investments. The realized gains were primarily due to the partial and full repayments of two investments and the restructuring of three investments, offset by realized losses due to the sale of three investments and the repayment of four investments.

Realized loss on extinguishment of debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs.

During the year ended September 30, 2024 and 2023, the Company did not recognize a net loss on extinguishment of debt.

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

For the year ended September 30, 2024, we had $5.7 million of net change in unrealized appreciation on investments. The net unrealized appreciation resulted from the reversal of the unrealized loss on 1888 Industrial Services and unrealized appreciation primarily on Chimera Investment Corporation, FST Holdings Parent LLC, Power Stop LLC, and PHH Mortgage Corporation, offset by the reversal of the unrealized gain on Maritime Wireless Holdings and Kemmerer Operations, LLC.

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

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the year ended September 30, 2024, the Company recorded a change in provision for deferred taxes of $0.9 million. For the years ended September 30, 2023 and 2022, the Company did not record a change in provision for deferred taxes.

Changes in Net Assets from Operations

For the year ended September 30, 2024, we recorded a net increase in net assets resulting from operations of $18.6 million compared to a net increase in net assets resulting from operations of $26.9 million for the year ended September 30, 2023, and a net decrease in net assets resulting from operations of $6.1 million for the year ended September 30, 2022 as a result of the factors discussed above. Based on 2,040,253, 2,092,326 and 2,323,601 weighted average common shares outstanding for the years ended September 30, 2024, 2023 and 2022, respectively, our per share net increase (decrease) in net assets resulting from operations was $9.13, $12.87 and $(2.63) for the years ended September 30, 2024, 2023 and 2022, respectively.

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

As of September 30, 2024 and 2023, we had $67.6 million and $6.0 million in cash and cash equivalents, respectively.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 703,931 shares of common stock through September 30, 2024, or 25.8% of shares outstanding as of the program’s inception, with a total cost of $28.1 million. The total remaining amount authorized under the expanded share repurchase program at September 30, 2024 was approximately $6.9 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. As of September 30, 2024, there was $78.1 million outstanding borrowings by the Company under the Credit Facility.

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

On February 21, 2024 (the “First Amendment Effective Date”), in order to increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the First Amendment Effective Date (the “First Amendment”). The First Amendment increased the principal amount of loan available under the Credit Facility by $12.5 million to $62.5 million. All other material terms of the Credit Facility remain unchanged.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2024 and 2023, we had commitments under loan and financing agreements to fund up to $1.6 million to two portfolio companies and $3.4 million to four portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2024 and September 30, 2023 is shown in the table below (dollars in thousands):

	September 30, 2024	September 30, 2023
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	$-	$517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	-	220
Deer Management Systems LLC - Senior Secured First Lien Delayed Draw Term Loan	-	600
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	57	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	246	-
Tamarix Capital Partners II, L.P. - Fund Investment	1,313	2,038
Total unfunded commitments	$1,616	$3,375

On October 1, 2024, the Company consummated the acquisition of approximately 80% of the equity of The National Security Group, an Alabama based insurance holding company (“NSG”). NSG is a nationwide underwriter of life, accident, and health insurance. In addition, NSG is a specialty underwriter of property and casualty insurance throughout the southeast, other than Florida and Louisiana. The Company has entered into a contract with NSG to manage a portion of its investment assets.

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at September 30, 2024 (dollars in thousands):

	Payments Due by Period
	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$(78,072,953)	$-	$-	$-	$(78,072,953)
2028 Notes	-	-	-	-	(57,500,000)	(57,500,000)
2028 Promissory Note	-	-	-	-	(1,661,498)	(1,661,498)
Operating Lease Obligation (1)	(43,035)	(158,139)	(148,972)	-	-	(350,146)
Total contractual obligations	$(43,035)	$(78,231,092)	$(148,972)	$-	$(59,161,498)	$(137,584,597)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

On May 9, 2024, the Board of Directors declared a special dividend in the amount of $2,645,925. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. During the year ended September 30, 2022, a special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022. The Company did not declare any regular distribution payments during the years ended September 30, 2024, 2023 and 2022.

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

During the year ended September 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Maritime Wireless Holdings LLC was transferred to NVTN LLC.

Due from/to Affiliates

Due from affiliates at September 30, 2024 and September 30, 2023 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at September 30, 2024 and September 30, 2023 consists of certain expenses payable by the Company to certain of its affiliates.

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

On February 21, 2024, the Pledge and Security Agreement was amended to (i) release and terminate the security interest in the equity interest of FlexFIN, LLC, pledged by PhenixFIN Investment Holdings LLC, (ii) grant a security interest in the membership interest of FlexFIN Holdco LLC, pledged by PhenixFIN Investment Holdings LLC, and (iii) reflect equity interests of certain subsidiaries held by the Company and its subsidiary in the exhibits.

On August 5, 2024, the Pledge and Security Agreement was further amended to join an additional subsidiary of the Company as a Guarantor and grant a security interest in the equity interest of such additional subsidiary.

On September 30, 2024, the Pledge and Security Agreement was further amended to exclude assets owned by excluded subsidiaries from the collateral package and reflect the equity interest of an additional subsidiary of the Company in the exhibits.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current.  At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio.

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

Recent Developments

On October 1, 2024, the Company consummated the acquisition of approximately 80% of the equity of The National Security Group, an Alabama based insurance holding company (“NSG”). NSG is a nationwide underwriter of life, accident, and health insurance. In addition, NSG is a specialty underwriter of property and casualty insurance throughout the southeast, other than Florida and Louisiana. The Company has entered into a contract with NSG to manage a portion of its investment assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2024, we did not engage in hedging activities.

As of September 30, 2024, 53.7% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. Certain such investments used a LIBOR reference rate at September 30, 2024. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2024 was as follows (dollars in thousands):

	September 30, 2024
SOFR and LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$30,576	27.3%
1% to under 2%	45,566	40.7
2% to under 3%	2,642	2.4
3% to under 4%	-	-
4% to under 5%	7,111	6.4
No Floor	25,917	23.2
Total	$111,812	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical reference rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$4,400	$(2,300)	$2,100
Up 200 basis points	2,900	(1,600)	1,300
Up 100 basis points	1,500	(800)	700
Down 100 basis points	(1,500)	800	(700)
Down 200 basis points	(2,900)	1,600	(1,300)
Down 300 basis points	(4,400)	2,300	(2,100)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 8. Consolidated Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms

To the Shareholders and Board of Directors
PhenixFIN Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PhenixFIN Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of September 30, 2024 and 2023, by correspondence with custodians, portfolio companies, agents or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments

As discussed in Notes 2, 3 and 4 of the consolidated financial statements, the Company measures its investments at fair value. The Company determines the fair value of investments that are not publicly traded and whose market quotations are not readily available using one or more methodologies including the market approach and income approach, which requires the Company to make subjective judgments and estimates using unobservable inputs. As of September 30, 2024, the fair value of level 3 investments was $140.3 million.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s process to estimate the fair value of level 3 investments, including controls related to the determination of market yield and financial performance multiples assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period fair values for a selection of investments to transaction prices occurring subsequent to the prior period valuation date. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted in evaluating the Company’s estimate of fair value by developing an independent estimate of fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing such estimates to the fair values recorded by the Company for the selected investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

New York, New York
December 16, 2024

To the Shareholders and the Board of Directors of PhenixFIN Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of PhenixFIN Corporation (the Company), for the year ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations, changes in its net assets, and its cash flows for the year ended September 30, 2022 in conformity with U.S. generally accepted accounting principles.

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

New York, New York

December 16, 2022

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	September 30, 2024	September 30, 2023
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $143,179,354 and $134,339,121 respectively)	$142,233,426	$125,531,031
Affiliated investments (amortized cost of $20,564,242 and $48,233,910, respectively)	14,750,785	37,289,617
Controlled investments (amortized cost of $97,016,429 and $82,437,692, respectively)	70,931,647	63,640,043
Total Investments at fair value	227,915,858	226,460,691
Cash and cash equivalents	67,571,559	5,988,223
Receivables:
Other receivable	65,838	31,425
Interest receivable	1,313,598	971,115
Dividends receivable	23,468	161,479
Receivable for investments sold	2,955,775	3,940,175
Other assets	1,066,323	833,000
Deferred tax asset	887,099	-
Deferred financing costs	760,680	699,124
Prepaid share repurchase	101,115	199,019
Due from Affiliate	90,500	409,214
Total Assets	$302,751,813	$239,693,465

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $1,510,815 and $1,688,835, respectively)	$135,723,636	$84,253,106
Accounts payable and accrued expenses	5,570,150	3,066,984
Interest and fees payable	768,043	690,398
Other liabilities	294,063	432,698
Due to Affiliate	88,148	-
Payable for investments purchased	-	4,123,059
Deferred revenue	-	421,685
Total Liabilities	142,444,040	92,987,930

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,019,778 and 2,073,713 common shares outstanding, respectively	2,020	2,074
Capital in excess of par value	704,909,588	694,812,239
Total distributable earnings (loss)	(544,603,835)	(548,108,778)
Total Net Assets	160,307,773	146,705,535
Total Liabilities and Net Assets	$302,751,813	$239,693,465

Net Asset Value Per Common Share	$79.37	$70.75

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

	For the Years Ended September 30,
	2024	2023	2022
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$10,231,111	$8,031,539	$5,207,850
Payment in-kind	938,879	506,555	444,741
Affiliated investments:
Cash	742,881	1,925,293	639,733
Payment in-kind	-	460,856	374,981
Controlled investments:
Cash	2,121,713	667,312	2,489,381
Payment in-kind	268,831	557,981	-
Total interest income	14,303,415	12,149,536	9,156,686
Dividend income
Non-controlled, non-affiliated investments	2,691,393	3,139,592	1,996,374
Affiliated investments	199,388	-	-
Controlled investments	3,972,352	3,716,676	3,507,051
Total dividend income	6,863,133	6,856,268	5,503,425
Interest from cash and cash equivalents	500,079	400,031	139,942
Fee income (see Note 9)	514,949	324,290	420,279
Other income	22	402,138	323,828
Total Investment Income	22,181,598	20,132,263	15,544,160

Expenses:
Interest and financing expenses	6,609,473	5,531,833	5,113,105
Salaries and benefits	6,850,792	4,186,852	2,952,106
Professional fees, net	1,462,766	1,404,676	1,340,828
General and administrative expenses	1,093,922	983,274	1,103,125
Directors fees	750,000	728,833	712,000
Insurance expenses	378,854	466,319	590,178
Administrator expenses (see Note 6)	301,931	320,310	301,281
Total expenses	17,447,738	13,622,097	12,112,623
Net Investment Income	4,733,860	6,510,166	3,431,537

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	740,924	(10,538,228)	810,240
Affiliated investments	(1,991,456)	(1,018,267)	4,408,961
Controlled investments	8,542,831	23,456	1,850
Total net realized gains (losses)	7,292,299	(11,533,039)	5,221,051
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	7,862,162	15,954,552	(16,701,153)
Affiliated investments	5,130,836	7,327,399	96,490
Controlled investments	(7,287,134)	8,659,262	2,141,326
Total net change in unrealized gains (losses)	5,705,864	31,941,213	(14,463,337)
Loss on extinguishment of debt (see Note 5)	-	-	(296,197)
Deferred tax benefit (expense)	887,099	-	-
Total realized and unrealized gains (losses)	13,885,262	20,408,174	(9,538,483)

Net Increase (Decrease) in Net Assets Resulting from Operations	$18,619,122	$26,918,340	$(6,106,946)

Weighted average basic and diluted earnings per common share	$9.13	$12.87	$(2.63)
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,040,253	2,092,326	2,323,601

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981

OPERATIONS
Net investment income (loss)	-	-	-	3,431,537	3,431,537
Net realized gains (losses) on investments	-	-	-	5,221,051	5,221,051
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,463,337)	(14,463,337)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	(265,798)	-	(265,798)
Repurchase of common shares	(415,092)	(415)	(16,475,414)	-	(16,475,829)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	3,276,372	(3,276,372)	-
Total Increase (Decrease) in Net Assets	(415,092)	(415)	(13,464,840)	(9,383,318)	(22,848,573)

Balance at September 30, 2022	2,102,129	2,102	675,401,802	(554,558,496)	120,845,408

OPERATIONS
Net investment income (loss)	-	-	-	6,510,166	6,510,166
Net realized gains (losses) on investments	-	-	-	(11,533,039)	(11,533,039)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	31,941,213	31,941,213
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(28,416)	(28)	(1,058,185)	-	(1,058,213)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	20,468,622	(20,468,622)	-
Total Increase (Decrease) in Net Assets	(28,416)	(28)	19,410,437	6,449,718	25,860,127

Balance at September 30, 2023	2,073,713	2,074	694,812,239	(548,108,778)	146,705,535

OPERATIONS
Net investment income (loss)	-	-	-	4,733,860	4,733,860
Net realized gains (losses) on investments	-	-	-	7,292,299	7,292,299
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,705,864	5,705,864
Deferred tax benefit (expense)	-	-	-	887,099	887,099
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,645,925)	(2,645,925)
Repurchase of common shares	(53,935)	(54)	(2,370,905)	-	(2,370,959)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	12,468,254	(12,468,254)	-
Total Increase (Decrease) in Net Assets	(53,935)	(54)	10,097,349	3,504,943	13,602,238

Balance at September 30, 2024	2,019,778	$2,020	$704,909,588	$(544,603,835)	$160,307,773

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$18,619,122	$26,918,340	$(6,106,946)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	112,313,260	66,642,920	123,801,226
Purchases, originations and participations	(99,173,887)	(76,652,712)	(173,321,143)
Investment increases due to payment-in-kind interest	(1,207,710)	(1,525,392)	(819,722)
Net amortization of premium (discount) on investments	(388,667)	(1,560,684)	(219,513)
Amortization of debt issuance cost	347,908	370,329	368,471
Amortization of deferred financing cost	565,619	286,597	-
Net realized (gains) losses from investments	(7,292,299)	11,533,039	(5,221,051)
Net unrealized (gains) losses on investments	(5,705,864)	(31,941,213)	14,463,337
Loss on extinguishment of debt	-	-	296,197
(Increase) decrease in operating assets:
Fees receivable	-	-	1,872,700
Interest receivable	(342,483)	(243,539)	(356,000)
Due from affiliate	318,714	(137,252)	(271,962)
Receivable for investments sold	984,400	(3,940,175)	-
Dividends receivable	138,011	107,851	(188,119)
Paydown receivable	-	112,500	179,515
Other receivable	(34,413)	5,567	(36,992)
Prepaid share repurchase	97,904	290,137	-
Deferred tax benefit (expense)	(887,099)	-	-
Other assets	(233,323)	359,677	159,069
Increase (decrease) in operating liabilities:
Payable for investments purchased	(4,123,059)	(12,426,941)	14,964,000
Accounts payable and accrued expenses	2,503,166	1,026,707	623,753
Due to Affiliate	88,148	-	(280,323)
Administrator expenses payable	-	(74,911)	6,991
Interest and fees payable	77,645	187,273	503,125
Deferred revenue	(421,685)	96,083	325,602
Other liabilities	(138,635)	(140,251)	(40,586)
Net cash provided by (used in) operating activities	16,104,773	(20,706,050)	(29,298,371)
Cash Flows from Financing Activities:
Debt issuance	76,471,498	36,441,941	57,500,000
Paydowns on debt	(25,178,988)	(30,521,800)	(55,325,000)
Debt issuance costs paid	(169,888)	-	(2,311,036)
Deferred financing costs	(627,175)	(935,721)	-
Distributions paid to shareholders	(2,645,925)	-	(265,798)
Repurchase of common shares	(2,370,959)	(1,058,213)	(16,964,985)
Net cash provided by (used in) financing activities	45,478,563	3,926,207	(17,366,819)
Net increase (decrease) in cash and cash equivalents	61,583,336	(16,779,843)	(46,665,190)
Cash and cash equivalents, beginning of period	5,988,223	22,768,066	69,433,256
Cash and cash equivalents, end of period	$67,571,559	$5,988,223	$22,768,066

Supplemental information:
Interest paid during the period	$5,532,959	$4,647,166	$4,241,510
Non-cash purchase of investments	$45,900,000	$-	$-
Non-cash sale of investments	$45,900,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units (2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

All Around Roustabout, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	8/31/2026	$350,000	$196,411	$350,000	0.22%
				350,000	196,411	350,000	0.22%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(24)	4/30/2025	$14,004,684	$11,029,605	$9,565,199	5.97%
		Warrants(21)	5/22/2027	97,899	-	82,725	0.05%
				14,102,583	11,029,605	9,647,924	6.02%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + 4.50%, 0.75% Floor)(14)(25)	6/23/2028	2,658,987	2,571,184	2,660,649	1.66%
				2,658,987	2,571,184	2,660,649	1.66%

Blufox Mobile Services	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 9.50% + 4.00% PIK Toggle, 4.00% Floor)(23)	4/12/2028	7,111,139	7,047,816	7,111,139	4.44%
				7,111,139	7,047,816	7,111,139	4.44%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	5,384,063	4,541,408	5,034,099	3.14%
				5,384,063	4,541,408	5,034,099	3.14%

Chimera Investment Corp.(11)	Real Estate	Equity - 137,310 Class C Preferred Units(13)(15)		137,310	3,343,083	3,110,072	1.94%
		Equity - 105,480 Class D Preferred Units(13)(24)		105,480	2,305,206	2,561,054	1.60%
				242,790	5,648,289	5,671,126	3.54%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,678,355	7,664,893	4.78%
				637,795	7,678,355	7,664,893	4.78%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(23)	8/2/2027	3,639,523	3,641,793	3,639,523	2.27%
		Senior Secured First Lien Term Loan (SOFR + CSA + 5.25%, 0.75% Floor)(14)(20)(23)	8/2/2029	932,500	921,969	916,764	0.57%
				4,572,023	4,563,762	4,556,287	2.84%

Epic Y-Grade Services, LP	Energy: Oil & Gas	First Lien Term Loan (SOFR + 5.75%, 0.00% Floor)(14)(23)	6/30/2029	4,000,000	3,906,938	3,982,500	2.48%
				4,000,000	3,906,938	3,982,500	2.48%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(14)(20)(24)	3/30/2027	3,879,397	3,879,397	3,830,905	2.39%
				3,879,397	3,879,397	3,830,905	2.39%

Franklin BSP Realty Trust, Inc.(11)	Real Estate	Equity - 66,107 Common Units(13)		66,107	907,782	863,357	0.54%
				66,107	907,782	863,357	0.54%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	4,250,000	3,714,663	3,392,031	2.12%
				4,250,000	3,714,663	3,392,031	2.12%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 192,300 Class C Preferred Units(13)(16)		192,300	4,725,994	4,624,815	2.88%
				192,300	4,725,994	4,624,815	2.88%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	997,500	992,748	1,002,488	0.63%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	12,700,000	7.92%
				10,997,500	10,992,748	13,702,488	8.55%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2028	12,161,321	12,161,321	12,161,321	7.59%
				12,161,321	12,161,321	12,161,321	7.59%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units (2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC	Consumer Discretionary	Priority Second Out Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	$1,351,031	$1,324,010	$1,351,031	0.84%
		Priority First Out Exit Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	684,370	621,820	684,370	0.43%
LB NewHoldCo, LLC		Equity - 180,739 Membership Units(21)		180,739	174,393	1,420,305	0.89%
				2,216,140	2,120,223	3,455,706	2.16%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	3/10/2029	4,874,543	4,840,100	4,868,450	3.04%
				4,874,543	4,840,100	4,868,450	3.04%

MFA Financial, Inc.(11)	Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	2,308,996	1.44%
				97,426	2,318,487	2,308,996	1.44%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	1,994,949	1,885,227	1,865,278	1.16%
				1,994,949	1,885,227	1,865,278	1.16%

New York Mortgage Trust, Inc.(11)	Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	4,039,200	2.52%
				165,000	4,102,076	4,039,200	2.52%

PHH Mortgage Corp.	Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,990,720	7,661,981	4.78%
				7,686,000	6,990,720	7,661,981	4.78%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	8,838,431	8,289,487	8,484,894	5.29%
				8,838,431	8,289,487	8,484,894	5.29%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + 4.25%, 0.50% Floor)(14)(24)	12/16/2028	3,509,670	3,499,674	3,505,283	2.19%
				3,509,670	3,499,674	3,505,283	2.19%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	6,666,667	6,612,831	6,666,667	4.16%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	3,200,000	3,171,118	3,200,000	2.00%
				9,866,667	9,783,949	9,866,667	6.16%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	375,105	0.23%
				358,867	345,491	375,105	0.23%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	4,000,000	3,845,748	3,632,500	2.27%
				4,000,000	3,845,748	3,632,500	2.27%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(21)		N/A	1,746,049	1,524,911	0.96%
				-	1,746,049	1,524,911	0.96%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,550,000	2,526,140	2,581,875	1.61%
				2,550,000	2,526,140	2,581,875	1.61%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	166,795	0.10%
				350	700,000	166,795	0.10%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	646,390	650,342	641,542	0.40%
		First Out Delayed Draw Term Loan (SOFR + 3.50%, 2.00% Floor)(8)(24)	10/16/2028	32,366	33,259	32,123	0.02%
		Last Out Term Loan (SOFR + 11.75%, 2.00% Floor)(24)	10/16/2028	1,863,568	1,853,360	1,830,956	1.14%
		Last Out Delayed Draw Term Loan (SOFR + 11.75%, 2.00% Floor)(8)(24)	10/16/2028	140,082	142,014	137,630	0.09%
				2,682,406	2,678,975	2,642,251	1.65%

Subtotal Non-Controlled/Non-Affiliated Investments				128,069,299	$143,179,354	$142,233,426	88.75%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units (2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	1,013,584	875,749	751,207	0.47%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	15,090,314	7,767,533	-	0.00%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	2,223,303	1,920,960	1,647,776	1.03%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				18,327,201	10,564,242	2,398,983	1.50%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,000,000	12,351,802	7.71%
				625,548	10,000,000	12,351,802	7.71%

Subtotal Affiliated Investments				18,952,749	$20,564,242	$14,750,785	9.21%
Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	4,257,002	4,872,000	3.04%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	7,422,012	7,422,012	7,422,012	4.63%
				91,422,012	11,679,014	12,294,012	7.67%

FlexFIN, LLC	Services: Business	Equity Interest		36,683,045	$36,683,045	$36,683,045	22.88%
				36,683,045	36,683,045	36,683,045	22.88%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(21)		100,000	101,000	101,000	0.06%
				100,000	101,000	101,000	0.06%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	5,500,000	5,616,309	5,500,000	3.43%
		Senior Secured First Lien Term Loan B (AFR, 2.00% Floor)(26)	12/31/2026	17,552,420	13,916,082	16,353,590	10.20%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units		1,000	21,450,924	-	0.00%
				34,559,579	48,553,370	21,853,590	13.63%

Subtotal Control Investments				162,764,636	$97,016,429	$70,931,647	44.24%

Total Investments, September 30, 2024				309,786,684	$260,760,025	$227,915,858	142.20%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2024

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(31,349,330). The tax cost basis of investments is $259,682,623 as of September 30, 2024. The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $160,307,773 as of September 30, 2024.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of September 30, 2024 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.

(9)	Not in use.

(10)	The investment was on non-accrual status as of September 30, 2024.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2024, non-qualifying assets represented 13.1% of total assets.

(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2024, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2024 (see Note 4).

(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2024 (see Note 4).

(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.

(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.

(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.

(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.

(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a 5.345% spread on 3/31/2025.

(20)	Credit Spread Adjustment (“CSA”)

(21)	Non-income producing security.

(22)	Not in use.

(23)	The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%

(24)	The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.

(25)	The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.

(26)	The interest rate on these loans is subject to the monthly Applicable Federal Rate, which as of September 30, 2024 was 4.48%.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units (2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(24)	4/30/2025	$9,565,710	$8,507,963	$7,805,619	5.31%
		Warrants(21)	5/22/2027	75,080	-	206,470	0.14%
				9,640,790	8,507,963	8,012,089	5.45%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + CSA + 4.75%, 0.75% Floor)(20)(24)	6/23/2028	2,679,494	2,591,013	2,644,660	1.80%
				2,679,494	2,591,013	2,644,660	1.80%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC (11)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	5,916,102	4,990,179	5,191,380	3.53%
				5,916,102	4,990,179	5,191,380	3.53%

Chimera Investment Corp. (11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,116,271	1.44%
		Equity - 163,601 Class D Preferred Units(13)(9)		163,601	3,463,275	3,414,353	2.32%
				280,911	6,347,999	5,530,624	3.76%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		597,795	7,547,670	6,217,067	4.23%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (SOFR + CSA + 5.50%, 1.00% Floor)(20)(24)	11/13/2025	4,812,500	4,812,500	4,764,375	3.24%
		Revolving Credit Facility (SOFR + CSA + 5.50%, 1.00% Floor)(20)(24)	11/13/2025	714,286	714,286	707,143	0.48%
				5,526,786	5,526,786	5,471,518	3.72%

Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan (SOFR + CSA + 8.25%, 3.00% Floor)(8)(20)(24)	5/1/2028	3,357,500	3,294,306	3,323,925	2.26%
				3,357,500	3,294,306	3,323,925	2.26%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(23)	8/2/2027	4,100,000	4,100,000	4,003,908	2.72%
				4,100,000	4,100,000	4,003,908	2.72%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(20)(25)	3/30/2027	3,919,598	3,919,598	3,880,402	2.64%
				3,919,598	3,919,598	3,880,402	2.64%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 226,107 Common Units(13)		226,107	3,572,788	2,993,657	2.04%
				226,107	3,572,788	2,993,657	2.04%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,750,000	2,615,913	2,076,250	1.41%
				2,750,000	2,615,913	2,076,250	1.41%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,989,300	2.71%
				205,000	5,035,506	3,989,300	2.71%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + CSA+ 5.50%, 1.00% Floor)(20)(23)	11/12/2026	861,605	864,482	865,913	0.59%
		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	11,733,525	7.98%
				10,861,605	10,864,482	12,599,438	8.57%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

 The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC	Consumer Discretionary	Equity - 180,739 Membership Units (21)		180,739	174,393	1,545,318	1.05%
		Second Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	1,361,240	1,334,015	1,361,240	0.93%
		First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	689,541	626,519	689,541	0.47%
				2,231,520	2,134,927	3,596,099	2.45%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(20)(24)	3/12/2029	4,924,535	4,883,570	4,776,799	3.25%
				4,924,535	4,883,570	4,776,799	3.25%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,856,940	1.26%
				97,426	2,318,487	1,856,940	1.26%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,677,850	2.50%
				165,000	4,102,076	3,677,850	2.50%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 29,500 Common Units(13)		29,500	1,921,275	1,964,700	1.34%
				29,500	1,921,275	1,964,700	1.34%

PHH Mortgage Corp.	Banking, Finance, Insurance & Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,895,720	6,845,344	4.66%
				7,686,000	6,895,720	6,845,344	4.66%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(20)(23)	1/26/2029	6,919,937	6,515,010	5,639,748	3.84%
				6,919,937	6,515,010	5,639,748	3.84%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,695,860	3.20%
				206,684	5,129,170	4,695,860	3.20%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(20)(24)	12/16/2028	3,430,517	3,418,570	3,396,212	2.31%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(8)(12)(20)(24)	12/16/2028	-	(970)	-	0.00%
				3,430,517	3,417,600	3,396,212	2.31%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	6,666,667	6,592,976	6,666,667	4.54%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	3,200,000	3,160,542	3,200,000	2.18%
				9,866,667	9,753,518	9,866,667	6.72%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units(21)		700,000	700,000	978,140	0.67%
				700,000	700,000	978,140	0.67%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units(21)		338,736	308,652	200,566	0.14%
				338,736	308,652	200,566	0.14%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%)(14)	9/12/2024	3,692,159	3,655,672	3,648,315	2.48%
				3,692,159	3,655,672	3,648,315	2.48%

Tamarix Capital Partners II, L.P.(11)	Banking, Finance, Insurance & Real Estate	Fund Investment(8)(21)		N/A	1,026,818	792,346	0.54%
				-	1,026,818	792,346	0.54%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 8.50%, 1.00% Floor)(14)(20)(23)	3/1/2026	7,656,442	7,604,838	7,661,227	5.21%
				7,656,442	7,604,838	7,661,227	5.21%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$106,630,423	$134,339,121	$125,531,031	85.41%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units (2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (SOFR + 5.00% PIK, 1.00% Floor)(10)(21)(24)	8/31/2024	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (SOFR + 5.00%, 1.00% Floor)(24)	8/31/2024	1,231,932	1,191,257	751,479	0.51%
		Revolving Credit Facility (SOFR + 5.00%, 1.00% Floor)(12)(24)	8/31/2024	4,632,177	4,632,177	4,632,177	3.15%
		Equity - 21,562 Class A Units(21)		21,562	-	-	-
				15,832,412	15,296,502	5,383,656	3.66%

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(23)	1/31/2024	875,749	875,749	875,749	0.60%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2024	13,029,115	7,767,533	1,459,249	0.99%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(23)	1/31/2024	1,920,960	1,920,960	1,920,960	1.31%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				15,825,824	10,564,242	4,255,958	2.90%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units		625,548	10,000,000	10,000,003	6.81%
				625,548	10,000,000	10,000,003	6.81%

Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% Floor)(20)(23)	5/31/2027	7,500,000	7,373,166	7,500,000	5.10%
		Equity - 500,000 Class A Units(21)		5,000,000	5,000,000	10,150,000	6.91%
				12,500,000	12,373,166	17,650,000	12.01%

Subtotal Affiliated Investments				$44,783,784	$48,233,910	$37,289,617	25.38%

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

September 30, 2024

Note 1. Organization

PhenixFIN Corporation (“PhenixFIN.” the “Company,” “we” and “us”) is an internally-managed non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Through December 31, 2020, we were an externally managed company. Since January 1, 2021, we have operated under our present internalized management structure.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP, PhenixFIN SLF Funding I LLC, PhenixFIN Investment Holdings, LLC, PhenixFIN Investment Holdings Omnivere, LLC, PhenixFIN Investment Holdings AAR, LLC, and PhenixFIN Investment Holdings Amvestar, LLC. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. Certain prior period information has been reclassified to conform to current period presentation. These reclassifications have no effect on the Company’s financial positions or its results of operations as previously recorded.

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

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2024 and 2023, we had $67.6 million and $6.0 million in cash and cash equivalents, respectively, none of which is restricted.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2024, 2023 and 2022, the Company earned approximately $1.2 million, $1.5 million, $0.8 million in PIK interest, respectively.

Note 2. Significant Accounting Policies (continued)

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned.  For the years ended September 30, 2024, 2023 and 2022, fee income was approximately $0.5 million, $0.3 million and $0.4 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. Realized gains relating to restructuring transactions that occurred during the year ended September 30, 2024 were $6.9 million. No realized losses relating to restructuring transactions occurred during the year ended September 30, 2024. No realized gains or losses relating to restructuring transactions occurred during the years ended September 30, 2023 and 2022. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 202307”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its Consolidated Financial Statements.

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

Note 2. Significant Accounting Policies (continued)

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax for the calendar year ended 2023 accrued at September 30, 2024, for the calendar year ended 2022 accrued at September 30, 2023 and the calendar year ended 2021 accrued at September 30, 2022. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2024 and 2023, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2024, 2023 and 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of September 30, 2024 and 2023, the Company had a deferred tax asset of $20.9 million and $23.1 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of September 30, 2024 and 2023, the Company has booked a valuation allowance of $20.0 million and $23.1 million, respectively, against its deferred tax asset, as for the year ended September 30, 2024 it anticipated that its Taxable Subsidiaries would be unable to fully utilize their generated net losses.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2024, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of investments in wholly-owned subsidiaries and book/tax differences in deductibility of executive compensation as follows:

	For the Years Ended September 30
	2024	2023	2022
Capital in excess of par value	$12,468,254	$20,468,622	$3,276,372
Accumulated undistributed net investment income/(loss)	(12,468,254)	(20,468,622)	(3,276,372)
Total distributable earnings (loss)	-	-	-

Note 2. Significant Accounting Policies (continued)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2024, 2023 and 2022 were as follows:

	For the Years Ended September 30
	2024	2023	2022
Ordinary income	$2,645,925	$-	$265,798
Distributions of long term capital gains	-	-	-
Return of capital	-	-	-
Distributions on a tax basis	$2,645,925	$-	$265,798

For federal income tax purposes, the cost of investments owned at September 30, 2024, 2023 and 2022 were approximately $259.6 million, $264.1 million and $262.6 million, respectively.

At September 30, 2024, 2023 and 2022, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the Years Ended September 30
	2024	2023	2022
Undistributed ordinary income	$1,918,290	$2,389,267	$-
Accumulated capital and other losses(1)	(515,131,566)	(512,809,528)	(485,107,934)
Other temporary differences	(41,229)	(57,438)	(73,646)
Unrealized appreciation/(depreciation)	(31,349,330)	(37,631,079)	(69,376,916)
Components of distributable earnings/(accumulated deficits) at year end	$(544,603,835)	(548,108,778)	$(554,558,496)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2024, the Company had a long-term capital loss carryforward available to offset future realized capital gains of $512,539,871 and a short-term capital loss carryforward of $2,591,695. Net capital losses incurred after October 31 (post-October losses) and net investment losses incurred after December 31 (late-year losses), and within the taxable year, may be elected to be deferred to the first business day of the Fund’s next taxable year. As of the most recent fiscal period ended September 30, 2024, the Fund did not elect to defer any late year losses.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2024. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

Note 3. Investments

The composition of our investments as of September 30, 2024 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$129,957	49.8%	$113,990	50.0%
Senior Secured Notes	18,127	7.0	18,476	8.1
Fund Investment	1,746	0.7	1,525	0.7
Equity/Warrants	110,930	42.5	93,925	41.2
Total Investments	$260,760	100.0%	$227,916	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2024 and 2023, the total fair value of warrants was $82.7 thousand and $206.5 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the year ended September 30, 2024, the Company did not acquire any additional warrants in an existing portfolio company. During the year ended September 30, 2023, the Company acquired additional warrants in an existing portfolio company. During the year ended September 30, 2022, the Company did not acquire any additional warrants in any existing portfolio companies.

Total change in unrealized depreciation related to warrants for the years ended September 30, 2024, 2023 and 2022 was $123.7 thousand, $143.9 thousand and $299.1 thousand, respectively, and was recorded on the Consolidated Statements of Operations as net change in unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

Note 3. Investments (continued)

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2024 (dollars in thousands):

	Fair Value	Percentage

Real Estate	$50,162	22.0%
Services: Business	46,706	20.5
Services: Consumer	28,121	12.3
Hotel, Gaming & Leisure	24,253	10.6
Construction & Building	17,095	7.5
High Tech Industries	12,352	5.5
Automotive	12,316	5.4
Metals & Mining	12,161	5.3
Media: Broadcasting & Subscription	9,003	4.0
Energy: Oil & Gas	4,333	1.9
Packaging	3,505	1.5
Consumer Discretionary	3,456	1.5
Aerospace & Defense	2,827	1.2
Banking	1,525	0.7
Insurance	101	0.1
Total	$227,916	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2023 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$47,083	20.7%
Banking, Finance, Insurance & Real Estate	43,755	19.3
Hotel, Gaming & Leisure	34,158	15.1
Services: Consumer	18,292	8.1
High Tech Industries	15,472	6.8
Construction & Building	14,676	6.5
Metals & Mining	12,517	5.5
Media: Broadcasting & Subscription	11,665	5.2
Automotive	9,520	4.2
Consumer Discretionary	6,920	3.1
Energy: Oil & Gas	5,384	2.4
Packaging	3,396	1.5
Aerospace & Defense	2,645	1.2
Retail	978	0.4
Total	$226,461	100.0%

The Company invests in portfolio companies principally located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

Note 3. Investments (continued)

The following table shows the portfolio composition by geographic location at fair value at September 30, 2024 (dollars in thousands):

	Fair Value	Percentage
Northeast	$87,269	38.3%
Southeast	61,276	26.9
Midwest	34,648	15.2
West	31,951	14.0
Southwest	2,749	1.2
Mid-Atlantic	375	0.2
International	9,648	4.2
Total	$227,916	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2023 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,081	40.7%
Southeast	60,116	26.5
Midwest	32,782	14.5
West	25,608	11.3
Southwest	7,661	3.4
Mid-Atlantic	201	0.1
International	8,012	3.5
Total	$226,461	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2024 and 2023 were as follows:

Name of Investment (1) (2)	Type of Investment	Fair Value at September 30, 2023	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2024	Earned Income
Affiliated Investments
All Around Roustabout, LLC	Senior Secured First Lien Term Loan C	$751,479	$(1,096,561)	$(196,411)	$439,778	$101,715	$-	$123,326
	Senior Secured First Lien Term Loan A	-	-	-	9,473,068	(9,473,068)	-	-
	Revolving Credit Facility	4,632,177	(5,112,074)	-	-	479,897	-	158,704
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	875,749	-	-	(124,542)	-	751,207	-
	Senior Secured First Lien Term Loan	1,459,249	-	-	(1,459,249)	-	-	-
	Senior Secured First Lien Super Priority DDTL	1,920,960	-	-	(273,184)	-	1,647,776	-
FST Holdings Parent, LLC	Equity	10,000,003	-	-	2,351,799	-	12,351,802	199,388
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan B	7,500,000	(7,373,166)	-	(126,834)	-	-	535,851
	Equity	10,150,000	(11,900,000)	-	(5,150,000)	6,900,000	-	-
Total Affiliated Investments		$37,289,617	$(25,481,801)	$(196,411)	$5,130,836	$(1,991,456)	$14,750,785	$1,017,269

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2024	Earned Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	-	7,422,012	-	-	-	7,422,012	962,959
	Equity	-	4,257,002	-	614,998	-	4,872,000	33,280
FlexFIN, LLC	Equity Interest	38,870,711	(2,187,665)	-	-	-	36,683,046	3,972,352
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	3,383,877	5,769,816	(9,153,693)	-	-	-	268,831
	Equity	9,133,052	(10,378,988)	-	(7,296,895)	8,542,831	-	-
NSG Captive, Inc.	Equity	-	101,000	-	-	-	101,000	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,214,856	(1,693,577)	-	(21,279)	-	5,500,000	1,035,741
	Senior Secured First Lien Term Loan B	5,037,547	-	-	11,316,042	-	16,353,589	423,013
	Equity	-	11,900,000	-	(11,900,000)	-	-	-
Total Controlled Investments		$63,640,043	$15,189,600	$(9,153,693)	$(7,287,134)	$8,542,831	$70,931,647	$6,696,176

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2023	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$-	$-	$-	$751,479	$-	$751,479	$84,559
	Revolving Credit Facility	4,151,562	215,622	-	264,993	-	4,632,177	553,233
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	116,820	-	-	-	875,749	232,614
	Senior Secured First Lien Term Loan	1,547,918	-	-	(88,669)	-	1,459,249	159,780
	Senior Secured First Lien Super Priority Delayed Draw Term Loan	1,500,000	420,960	-	-	-	1,920,960	360,670
FST Holdings Parent, LLC	Equity	-	10,000,000	-	3	-	10,000,003	121,385
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,378,510	-	(2,378,510)	-	-	-	89,743
	Equity	694,702	-	(962,717)	268,015	-	-	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan A	-	(5,000,704)	4,900,000	-	100,704	-	218,788
	Senior Secured First Lien Term Loan B	-	23,166	7,350,000	126,834	-	7,500,000	565,377
	Equity	-	-	5,000,000	5,150,000	-	10,150,000	-
US Multifamily, LLC	Equity	1,282,571	(1,018,344)	-	854,744	(1,118,971)	-	-
Total Affiliated Investments		$12,314,192	$4,757,520	$13,908,773	$7,327,399	$(1,018,267)	$37,289,617	$2,386,149

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2023	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$47,136,146	$(8,265,435)	$-	$-	-	$38,870,711	$3,716,676
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	-	981,911	2,378,510	-	23,456	3,383,877	557,981
	Equity	-	873,440	962,717	7,296,895	-	9,133,052	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,192,927	-	-	21,929	-	7,214,856	667,312
	Senior Secured First Lien Term Loan B	3,697,109	-	-	1,340,438	-	5,037,547	-
Total Controlled Investments		$58,026,182	$(6,410,084)	$3,341,227	$8,659,262	$23,456	$63,640,043	$4,941,969

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the quarter an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022.

Note 3. Investments (continued)

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of September 30, 2024. In accordance with Rule 3-09, separate audited financial statements of FlexFIN, LLC for the year ended September 30, 2024 are being filed herewith as Exhibit 99.2.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2024 (dollars in thousands):

	Fair Value Hierarchy as of September 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$45,003	$68,987	$113,990
Senior Secured Notes	-	11,054	7,422	18,476
Equity/Warrants	30,044	-	63,881	93,925
Total	$30,044	$56,057	$140,290	$226,391
Investments measured at net asset value(1)				1,525
Total Investments, at fair value				$227,916

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2024 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2023	$82,499	$-	$82,817	$165,316
Purchases and other adjustments to cost	31,590	34,000	50,146	115,736
Sales (including repayments or maturities)	(32,879)	(26,578)	(63,578)	(123,035)
Net realized gains/(losses) from investments	(8,728)	-	15,331	6,603
Net unrealized gains/(losses)	19,634	-	(20,835)	(1,201)
Transfer in/(out)	(23,129)	-	-	(23,129)
Balance as of September 30, 2024	$68,987	$7,422	$63,881	$140,290

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2023 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2022	$74,252	$2,607	$-	$69,816	$146,675
Purchases and other adjustments to cost	23,481	-	-	29,571	53,052
Sales (including repayments or maturities)	(12,840)	(2,607)	(191)	(33,213)	(48,851)
Net realized gains/(losses) from investments	162	5	9	(9,574)	(9,398)
Net unrealized gains/(losses)	(2,556)	(5)	182	26,217	23,838
Transfer in/(out)	-	-	-	-	-
Balance as of September 30, 2023	$82,499	$-	$-	$82,817	$165,316

Net change in unrealized gain (loss) for the years ended September 30, 2024 and 2023 included in earnings related to Level 3 investments still held as of September 30, 2024 and 2023 was approximately $2.1 million and $26.5 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

Note 4. Fair Value Measurements (continued)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2024, $23.1 million of investments were transferred out of Level 3 and no investments were transferred into Level 3. During the year ended September 30, 2023, no investments were transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2024 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$65,236	Income Approach	Market Yield	3.5% - 42.5% (15.3%)	Decrease
Senior Secured First Lien Term Loans	2,399	Market Approach	EBITDA Multiple	1.8x - 2.3x (2.0x)	Increase
Senior Secured First Lien Term Loans	1,002	Market Approach	Market Spread	4.5% - 5.0% (4.75%)	Decrease
Senior Secured First Lien Term Loans	350	Cost Approach	Collateral Value	N/A	N/A
Senior Secured Notes	7,422	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	36,683	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	27,014	Market Approach	EBITDA Multiple	4.3x - 10.3x (8.4x)	Increase
Equity/Warrants	101	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	83	Income Approach	DLOM (Discount for lack of Marketability)	27.0%-31.0% (29.0%)	Decrease
Total	$140,290

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$69,943	Income Approach	Market Yield	8.50% - 32.0% (13.78%)	Decrease
Senior Secured First Lien Term Loans	751	Market Approach	Revenue Multiple	0.3x - 0.3x (0.3x)	Increase
Senior Secured First Lien Term Loans	10,939	Market Approach	EBITDA Multiple	1.7x - 5.0x (3.1x)	Increase
Senior Secured First Lien Term Loans	866	Market Approach	LTM EBITDA Multiple	5.8x - 6.8x (6.3x)	Increase
Equity/Warrants	38,870	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	11,734	Market Approach	LTM Multiple	5.8x - 6.8x (6.3x)	Increase
Equity/Warrants	22,007	Market Approach	EBITDA Multiple	1.8x - 36.8x (2.8x)	Increase
Equity/Warrants	10,000	Recent Purchase	Purchase Price	N/A - N/A (N/A)	N/A
Equity/Warrants	206	Income Approach	DLOM (Discount for lack of Marketability)	3.0x - 3.2x (3.1x)	Decrease
Total	$165,316

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

As of September 30, 2024, the Company’s asset coverage was 216.8% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

As of September 30, 2023, the Company’s asset coverage was 270.7% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2024 and 2023 were as follows (dollars in thousands):

	September 30, 2024				September 30, 2023
	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available(1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,143	$51,980	$57,500	$57,500	$55,811	$49,105
2028 Promissory Note	1,661	1,661	1,508	1,661	-	-	-	-
Revolving Credit Facility	9,427	78,073	78,073	78,073	21,558	28,442	28,442	28,442
Total debt	$68,588	$137,234	$135,724	$131,714	$79,058	$85,942	$84,253	$77,547

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

Note 5. Borrowings (continued)

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest’). Woodforest is the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility has a maturity date of December 15, 2025.

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

On February 21, 2024 (the “First Amendment Effective Date”), in order to increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the First Amendment Effective Date (the “First Amendment”). The First Amendment increased the principal amount of loan available under the Credit Facility by $12.5 million to $62.5 million. All other material terms of the Credit Facility remain unchanged.

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

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of September 30, 2024, the Company was in compliance in all respects with the terms of the Credit Facility.

As of September 30, 2024 and September 30, 2023, there was $78.1 million and $28.4 million outstanding, respectively, under the Credit Facility.

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

Note 5. Borrowings (continued)

On December 12, 2016, the Company entered into an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. The Company sold $1,573,872 of the 2023 Notes at an average price of $25.03 per note, and raised $38.6 million in net proceeds, through the ATM debt distribution agreement.

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

Note 5. Borrowings (continued)

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2024 and September 30, 2023, the 2028 Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of September 30, 2024, the 2028 Promissory Note is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4. As of September 30, 2024 and September 30, 2023, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of September 30, 2024 and September 30, 2023, debt issuance costs related to the 2023 Notes and the 2028 Notes were as follows (dollars in thousands):

	For the year ended			For the year ended
	September 30, 2024			September 30, 2023
	2028 Notes	2028 Promissory Note	Total	2023 Notes	2028 Notes	Total
Total debt issuance costs at beginning of period	$1,689	$-	$1,689	$39	$2,020	$2,059
Debt issuance costs during the period	-	169	169	-	-	-
Amortized debt issuance costs	332	15	347	39	331	370
Unamortized debt issuance costs	$1,357	$154	$1,511	$-	$1,689	$1,689

For the years ended September 30, 2024, 2023 and 2022, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2023 Notes, 2028 Notes and Credit Facility were as follows (dollars in thousands):

	For the Years Ended September 30,
	2024	2023	2022
2023 Notes Interest	$-	$410	$1,749
2028 Notes Interest	3,019	3,019	2,996
2028 Promissory Note	36	-	-
Credit Facility Interest	2,533	1,390	-
Commitment fees	108	56	-
Amortization of deferred financing costs	566	287	-
Amortization of debt issuance costs	347	370	368
Total	$6,609	$5,532	$5,113
Weighted average stated interest rate	6.3%	5.9%	6.0%
Weighted average debt outstanding	$88,467	$81,600	$85,398

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For each of the years ended September 30, 2024, 2023 and 2022, we incurred $0.3 million in administrator expenses.

As of September 30, 2024 and 2023, $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Note 6. Agreements (continued)

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

During the years ended September 30, 2024 and September 30, 2023, the Company recorded an accrual of $2,798,437 and $317,000, respectively, for these awards. During the year ended September 30, 2022 the Company did not record an accrual. To date, no amounts have been paid under these awards.

Note 7. Related Party Transactions

During the year ended September 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Maritime Wireless Holdings LLC was transferred to NVTN LLC.

Due from/to Affiliates

Due from affiliates at September 30, 2024 and September 30, 2023 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at September 30, 2024 and September 30, 2023 consists of certain expenses payable by the Company to certain of its affiliates.

 Note 8. Commitments

Unfunded commitments

As of September 30, 2024 and 2023, we had commitments under loan and financing agreements to fund up to $1.6 million to two portfolio companies and $3.4 million to four portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2024 and 2023 is shown in the table below (dollars in thousands):

	September 30, 2024	September 30, 2023
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	$-	$517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	-	220
Deer Management Systems LLC - Senior Secured First Lien Delayed Draw Term Loan	-	600
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	57	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	246	-
Tamarix Capital Partners II, L.P. - Fund Investment	1,313	2,038
Total unfunded commitments	$1,616	$3,375

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021 and expires November 30, 2026.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

Total operating lease cost incurred by PhenixFIN for the years ended September 30, 2024, 2023 and 2022 was $141,330, $141,330 and $129,552, respectively. As of September 30, 2024 and 2023, the asset related to the operating lease was $322,131 and $449,815, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of September 30, 2024 and 2023, the lease liability was $294,063 and $432,698, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024 and 2023, the remaining lease term was approximately two and three years, respectively, for each of the respective periods and the implied borrowing rate was 5.25% for each of the respective periods.

Note 8. Commitments (continued)

The following table shows future minimum payments under PhenixFIN’s operating lease as of September 30, 2024:

For the Years Ended September 30,	Amount
2025	$161,050
2026	161,680
2027	27,417
Thereafter	-
350,147
Difference between undiscounted and discounted cash flows	(56,084)
$294,063

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

	For the Years Ended September 30,
	2024	2023	2022
Prepayment fee	$-	$-	$235
Administrative agent fee	75	169	94
Amendment fee	-	53	4
Other fees	440	102	87
Fee income	$515	$324	$420

Note 10. Directors Fees

For the calendar year 2022, the Company’s independent directors each received an annual fee of $100,000. In addition, the lead independent director received an annual retainer of $30,000; the chair of the Audit Committee received an annual retainer of $25,000, and each of its other members received an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each received an annual retainer of $15,000 and each of the other members of these committees received annual retainers of $8,000. The Company’s independent directors also received a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attended.

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2024, 2023 and 2022, the Company recognized $0.8 million, $0.7 million and $0.7 million, for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2024, 2023 and 2022.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the years ended September 30, 2024, 2023 and 2022 (amounts in thousands, except shares and per share amounts):

	For the Years Ended September 30,
	2024	2023	2022
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$18,619	$26,918	$(6,107)
Weighted average shares of common stock outstanding - basic and diluted	2,040,253	2,092,326	2,323,601
Earnings (loss) per share of common stock - basic and diluted	$9.13	$12.87	$(2.63)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2024, 2023, 2022, 2021 and 2020:

	For the Years Ended September 30,
	2024	2023	2022	2021	2020
Per share data
Net Asset Value per share at Beginning of Period	$70.75	$57.49	$57.08	$55.30	$79.46

Results of Operations:
Net Investment Income/(Loss)(1)	2.32	3.11	1.48	6.92	(1.00)
Net Realized Gain/(Loss) on Investments	3.57	(5.51)	2.24	(15.86)	(18.35)
Net Unrealized Gain/(Loss) on Investments	2.81	15.27	(6.22)	9.47	(3.90)
Net loss on extinguishment of debt	-	-	(0.13)	(0.05)	(0.91)
Deferred tax benefit (expense)	0.43	-	-	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	9.13	12.87	(2.63)	0.48	(24.16)

Capital Share Transactions
Distributions declared	(1.31)	-	(0.12)	-	-
Repurchase of common stock under stock repurchase program(2)	0.80	0.39	3.16	1.30	-
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.51)	0.39	3.04	1.30	-
Net Asset Value per share at End of Period	$79.37	$70.75	$57.49	$57.08	$55.30

Net Assets at End of Period	$160,307,773	$146,705,535	$120,845,408	$143,693,981	$150,619,517
Shares Outstanding at End of Period	2,019,778	2,073,713	2,102,129	2,517,221	2,723,709

Per share market value at end of period	$47.60	$37.90	$34.88	$42.90	$17.83
Total return based on market value(3)	29.05%	8.66%	(18.69%)	140.61%	(65.58%)
Total return based on net asset value(4)	11.08%	21.40%	(15.90%)	(4.60%)	(30.41%)
Portfolio turnover rate	43.90%	32.62%	69.43%	24.97%	5.66%

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)	3.06%	4.80%	2.55%	12.44%	(1.64%)
Ratio of total expenses to average net assets	11.27%	10.04%	9.02%	9.26%	14.64%

Supplemental Data:
Percentage of non-recurring fee income(5)	2.32%	1.61%	2.70%	7.94%	2.33%
Average debt outstanding(6)	$88,467,130	$81,599,762	$85,397,690	$82,930,098	$189,038,998
Average debt outstanding per weighted average common share	$43.36	$39.18	$36.75	$30.97	$69.40
Asset coverage ratio per unit(7)	$2,168	$2,707	$2,550	$2,856	$1,992
Senior Securities Outstanding(8)
2021 Notes(9)	$-	$-	$-	$-	$74,012,825
2023 Notes	$-	$-	$22,521,800	$77,846,800	$77,846,800
2028 Notes	$57,500,000	$57,500,000	$57,500,000	$-	$-
2028 Promissory Note	$1,661,498	-	-	-	-
Credit Facility	$78,072,953	$28,241,941	$-	$-	$-

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $2.32, $3.11, $1.48, $6.92 and $(3.35) per share for the years ended September 30, 2024, 2023, 2022, 2021, and 2020, respectively.

(2)	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the repurchase of common stock because of the timing of repurchase of the Company’s shares.

Note 12. Financial Highlights (Continued)

(3)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.

(4)	Total return is historical and assumes changes in NAV, reinvestments of all dividends at prices obtained under the Company’s dividend reinvestment plan, and no sales charges for the period.

(5)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(6)	Based on daily weighted average carrying value of debt outstanding during the period.

(7)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

As of September 30, 2024, the Company’s asset coverage was 216.8% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(9)	During the year ended September 30, 2021, the 2021 Notes were redeemed in full and ceased trading on November 20, 2020. The average price for the year ended September 30, 2021 reflects the period from October 1, 2020 through November 20, 2020.

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

On May 9, 2024, the Board of Directors declared a special dividend of $1.31 per share. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. The dividends declared during the year ended September 30, 2024 were derived from net investment income, determined on a tax basis. During the year ended September 30, 2022, a special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022. The Company did not declare any regular distribution payments during the years ended September 30, 2024, 2023 and 2022.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 703,931 shares of common stock through September 30, 2024 with a total cost of approximately $28.1 million, or 25.8% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $6.9 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $39.93 per share under its share repurchase program from February 10, 2021 through September 30, 2024:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.03 - $45.03	1,801,205
April 2024	700	$43.76 - $43.76	30,637
May 2024	12	$44.82 - $44.82	543
Total	703,931		$28,108,445

During the year ended September 30, 2024, 54,060 shares were transferred into treasury, including 125 shares that were repurchased during the year ended September 30, 2023 and transferred into treasury during the year ended September 30, 2024.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2024.

On October 1, 2024, the Company consummated the acquisition of approximately 80% of the equity of The National Security Group, an Alabama based insurance holding company (“NSG”). NSG is a nationwide underwriter of life, accident, and health insurance. In addition, NSG is a specialty underwriter of property and casualty insurance throughout the southeast, other than Florida and Louisiana. The Company has entered into a contract with NSG to manage a portion of its investment assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2024.

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

Item 9B. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2024.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2024.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

(b) Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021.)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.4	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.5	Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on December 16, 2022).

10.6	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.7	Credit Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on December 16, 2022).

10.8	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.11	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.12	First Amendment to Credit Agreement and Consent, dated February 21, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.13*	Second Amendment to Credit Agreement and Joinder, dated August 5, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent

10.14*	First Amendment to Pledge and Security Agreement, dated February 21, 2024 by and between PhenixFIN Corporation and Woodforest National Bank

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Notice of Redemption to the Holders of the 6.125% Senior Notes due 2023, dated December 15, 2022 (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on December 16, 2022).

99.2*	FlexFIN, LLC Audited Financial Statements for the Year Ended September 30, 2024

99.3	PhenixFIN Compensation Clawback Policy and Procedures (Incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed on December 22, 2023).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2024

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 16, 2024.

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