Form 10-Q
period 2024-12-31
PhenixFIN Corp
filed 2025-02-07
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

The Registrant had 2,019,778 shares of common stock, $0.001 par value, outstanding as of February 6, 2025.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	December 31, 2024 (Unaudited)	September 30, 2024
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $160,480,488 and $143,179,354 respectively)	$160,343,098	$142,233,426
Affiliated investments (amortized cost of $20,564,242 and $20,564,242, respectively)	13,861,599	14,750,785
Controlled investments (amortized cost of $152,223,817 and $97,016,429, respectively)	125,889,697	70,931,647
Total Investments at fair value	300,094,394	227,915,858
Cash and cash equivalents	7,187,110	67,571,559
Receivables:
Interest receivable	1,313,520	1,313,598
Other receivable	16,640	65,838
Dividends receivable	105,804	23,468
Due from Affiliate	1,040,512	90,500
Deferred tax asset	887,099	887,099
Deferred financing costs	625,323	760,680
Other assets	514,630	1,066,323
Prepaid share repurchase	101,115	101,115
Receivable for investments sold	41,897	2,955,775
Total Assets	$311,928,044	$302,751,813

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $1,417,816 and $1,510,815, respectively)	$141,743,682	$135,723,636
Payable for investments purchased	3,688,247	-
Accounts payable and accrued expenses	2,391,430	5,570,150
Interest and fees payable	1,029,334	768,043
Other liabilities	256,426	294,063
Due to Affiliate	46,995	88,148
Total Liabilities	149,156,114	142,444,040

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,019,778 and 2,019,778 common shares outstanding, respectively	2,020	2,020
Capital in excess of par value	704,909,588	704,909,588
Total distributable earnings (loss)	(542,139,678)	(544,603,835)
Total Net Assets	162,771,930	160,307,773
Total Liabilities and Net Assets	$311,928,044	$302,751,813

Net Asset Value Per Common Share	$80.59	$79.37

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2024	2023
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,824,594	$2,682,143
Payment in-kind	354,681	90,674
Affiliated investments:
Cash	-	455,692
Payment in-kind	-	-
Controlled investments:
Cash	588,195	286,238
Payment in-kind	-	149,967
Total interest income	3,767,470	3,664,714
Dividend income
Non-controlled, non-affiliated investments	596,298	665,526
Affiliated investments	142,495	-
Controlled investments	1,399,350	1,348,200
Total dividend income	2,138,143	2,013,726
Interest from cash and cash equivalents	227,032	41,108
Fee income (see Note 9)	11,064	2,108
Other income	72,774	22
Total Investment Income	6,216,483	5,721,678

Expenses:
Interest and financing expenses	2,545,811	1,542,061
Salaries and benefits	1,028,617	1,424,992
Professional fees, net	418,013	357,554
Directors fees	204,000	187,500
Insurance expenses	88,421	97,756
Administrator expenses (see Note 6)	84,355	77,852
General and administrative expenses	221,793	325,061
Total expenses	4,591,010	4,012,776
Net Investment Income	1,625,473	1,708,902

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	1,168,670	229,804
Affiliated investments	-	-
Controlled investments	-	-
Total net realized gains (losses)	1,168,670	229,804
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	808,538	1,364,243
Affiliated investments	(889,186)	2,431,263
Controlled investments	(249,338)	(1,200,373)
Total net change in unrealized gains (losses)	(329,986)	2,595,133
Deferred tax benefit (expense)	-	-
Total realized and unrealized gains (losses)	838,684	2,824,937

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,464,157	$4,533,839

Weighted average basic and diluted earnings per common share	$1.22	$2.19
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,019,778	2,072,694

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
			Capital in	Total
	Shares	Par Amount	Excess of Par Value	Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2023	2,073,713	$2,074	$694,812,239	$(548,108,778)	$146,705,535
OPERATIONS
Net investment income (loss)	-	-	-	1,708,902	1,708,902
Net realized gains (losses) on investments	-	-	-	229,804	229,804
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,595,133	2,595,133
Total Increase (Decrease) in Net Assets
CAPITAL SHARE TRANSACTIONS	-	-	-	-	-
Repurchase of common shares	(13,223)	(13)	(538,561)	-	(538,574)
Total Increase (Decrease) in Net Assets	(13,223)	(13)	(538,561)	4,533,839	3,995,265

Balance at December 31, 2023	2,060,490	$2,061	$694,273,678	$(543,574,939)	$150,700,800

Balance at September 30, 2024	2,019,778	$2,020	$704,909,588	$(544,603,835)	$160,307,773
OPERATIONS
Net investment income (loss)	-	-	-	1,625,473	1,625,473
Net realized gains (losses) on investments	-	-	-	1,168,670	1,168,670
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(329,986)	(329,986)
Total Increase (Decrease) in Net Assets	-	-	-	2,464,157	2,464,157

Balance at December 31, 2024	2,019,778	$2,020	$704,909,588	$(542,139,678)	$162,771,930

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,464,157	$4,533,839
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	29,987,278	22,052,279
Purchases, originations and participations	(100,920,720)	(14,290,362)
Investment increases due to payment-in-kind interest	(354,681)	(240,641)
Net amortization of premium (discount) on investments	(51,729)	(457,300)
Amortization of debt issuance cost	92,999	83,579
Amortization of deferred financing cost	177,426	91,848
Net realized (gains) losses from investments	(1,168,670)	(229,804)
Net unrealized (gains) losses on investments	329,986	(2,595,133)
(Increase) decrease in operating assets:
Interest receivable	78	(429,022)
Due from affiliate	(950,012)	(7,800)
Receivable for investments sold	2,913,878	3,940,175
Dividends receivable	(82,336)	(81,823)
Other receivable	49,198	31,425
Prepaid share repurchase	-	66,724
Other assets	551,693	217,429
Increase (decrease) in operating liabilities:
Payable for investments purchased	3,688,247	(4,123,059)
Accounts payable and accrued expenses	(3,178,720)	(1,451,804)
Due to Affiliate	(41,153)	-
Administrator expenses payable	-	72,852
Interest and fees payable	261,291	30,943
Deferred revenue	-	(421,685)
Other liabilities	(37,637)	(38,334)
Net cash provided by (used in) operating activities	(66,269,427)	6,754,326
Cash Flows from Financing Activities:
Debt issuance	21,527,047	-
Paydowns on debt	(15,600,000)	-
Deferred financing costs	(42,069)	(30,000)
Repurchase of common shares	-	(538,574)
Net cash provided by (used in) financing activities	5,884,978	(568,574)
Net increase (decrease) in cash and cash equivalents	(60,384,449)	6,185,752
Cash and cash equivalents, beginning of period	67,571,559	5,988,223
Cash and cash equivalents, end of period	$7,187,110	$12,173,975

Supplemental information:
Interest paid during the period	$1,982,478	$1,319,852

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments:

All Around Roustabout, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	8/31/2026	$350,000	$196,411	$350,000	0.22%
				350,000	196,411	350,000	0.22%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(24)	4/30/2025	17,075,777	12,400,143	11,372,468	6.99%
		Warrants(21)	5/22/2027	126,868	-	55,822	0.03%
				17,202,645	12,400,143	11,428,290	7.02%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + 4.50%, 0.75% Floor)(14)(25)	6/23/2028	2,652,340	2,564,756	2,667,259	1.64%
				2,652,340	2,564,756	2,667,259	1.64%

Blufox Mobile Services	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 9.50% + 4.00% PIK Toggle, 4.00% Floor)(23)	4/12/2028	7,135,633	7,076,057	7,135,633	4.38%
				7,135,633	7,076,057	7,135,633	4.38%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	5,347,447	4,510,523	4,999,863	3.07%
				5,347,447	4,510,523	4,999,863	3.07%

Chimera Investment Corp.(11)	Real Estate	Equity - 137,310 Class C Preferred Units(13)(15)		191,710	4,604,354	4,438,087	2.73%
				191,710	4,604,354	4,438,087	2.73%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,429,190	7,806,611	4.80%
				637,795	7,429,190	7,806,611	4.80%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(23)	8/2/2027	3,639,523	3,641,793	3,646,347	2.24%
		Senior Secured First Lien Term Loan (SOFR + CSA + 5.25%, 0.75% Floor)(14)(20)(23)	8/2/2029	910,000	900,125	891,800	0.55%
				4,549,523	4,541,918	4,538,147	2.79%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Epic Y-Grade Services, LP	Energy: Oil & Gas	First Lien Term Loan (SOFR + 5.75%, 0.00% Floor)(14)(23)	6/30/2029	3,990,000	3,900,888	3,990,000	2.45%
				3,990,000	3,900,888	3,990,000	2.45%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(14)(20)(24)	3/30/2027	3,869,347	3,869,347	3,627,513	2.23%
				3,869,347	3,869,347	3,627,513	2.23%

Franklin BSP Realty Trust, Inc.(11)	Real Estate	Equity - 66,107 Common Units(13)		47,007	605,296	589,468	0.36%
				47,007	605,296	589,468	0.36%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	4,250,000	3,714,663	3,519,531	2.16%
				4,250,000	3,714,663	3,519,531	2.16%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 192,300 Class C Preferred Units(13)(16)		139,298	3,435,986	3,376,584	2.07%
				139,298	3,435,986	3,376,584	2.07%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	995,000	990,412	999,975	0.61%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	13,700,000	8.42%
				10,995,000	10,990,412	14,699,975	9.03%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2028	12,161,321	12,161,321	12,161,321	7.47%
				12,161,321	12,161,321	12,161,321	7.47%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	$2,095,738	$1,949,088	$2,095,738	1.29%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	1,525,861	1,421,309	1,525,861	0.94%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	1,786,111	1.10%
				3,852,338	3,819,790	5,407,710	3.33%

MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (SOFR + CSA + 8.00%, 4.00% Floor)(20)(24)	9/30/2028	6,908,028	6,693,672	6,666,247	4.10%
		Senior Secured First Lien Revolver (SOFR + CSA + 8.00%, 4.00% Floor)(8)(20)(24)	9/30/2028	1,118,023	1,067,319	1,078,892	0.66%
		Equity - Class E Preferred Units(21)		3,548,372	2,602,653	2,523,780	1.55%
		Warrants - 2.28% of Outstanding Equity(21)		3,380,282	827,409	589,355	0.36%
				14,954,705	11,191,053	10,858,274	6.67%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	3/10/2029	4,862,043	4,829,294	4,819,500	2.96%
				4,862,043	4,829,294	4,819,500	2.96%

MFA Financial, Inc.(11)	Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		148,445	3,571,472	3,619,089	2.22%
				148,445	3,571,472	3,619,089	2.22%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	2,989,899	2,807,955	2,675,960	1.64%
				2,989,899	2,807,955	2,675,960	1.64%

New York Mortgage Trust, Inc.(11)	Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		211,062	5,251,473	5,225,895	3.21%
				211,062	5,251,473	5,225,895	3.21%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	8,815,471	8,269,333	8,341,639	5.12%
				8,815,471	8,269,333	8,341,639	5.12%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
PREIT Associates	Real Estate	Senior Secured First Lien Term Loan (SOFR + CSA + 7.00%)(14)(20)(23)	4/1/2029	96,884	94,947	94,947	0.06%
		Senior Secured Revolving Note (SOFR + CSA + 5.50%)(14)(20)(23)	12/31/2028	105,609	103,497	103,497	0.06%
				202,493	198,444	198,444	0.12%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + 4.25%, 0.50% Floor)(14)(24)	12/16/2028	3,500,876	3,491,389	3,498,688	2.15%
				3,500,876	3,491,389	3,498,688	2.15%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.00%, 1.00% Floor)(23)	12/20/2029	13,571,429	13,496,776	13,367,857	8.21%
				13,571,429	13,496,776	13,367,857	8.21%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	385,853	0.24%
				358,867	345,491	385,853	0.24%

Spotter Inc.	High Tech Industries	Equity - Series D-1 Preferred Stock(21)		414,293	5,999,998	5,999,998	3.69%
				414,293	5,999,998	5,999,998	3.69%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	3,990,000	3,841,865	3,810,450	2.34%
				3,990,000	3,841,865	3,810,450	2.34%

Tamarix Capital Partners II, L.P.(11)(22)	Banking	Fund Investment(8)(21)		N/A	1,746,049	1,553,961	0.96%
				-	1,746,049	1,553,961	0.96%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,325,000	2,304,214	2,359,875	1.45%
				2,325,000	2,304,214	2,359,875	1.45%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	261,519	0.16%
				350	700,000	261,519	0.16%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(20)(24)	10/16/2028	639,228	643,416	634,434	0.39%
		First Out Delayed Draw Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(8)(20)(24)	10/16/2028	88,982	34,888	31,395	0.02%
		Last Out Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(20)(24)	10/16/2028	1,863,568	1,854,906	1,830,956	1.12%
		Last Out Delayed Draw Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(8)(20)(24)	10/16/2028	140,082	140,082	133,319	0.08%
				2,731,860	2,673,292	2,630,104	1.61%

Subtotal Non-Controlled/Non-Affiliated Investments				145,071,042	$160,480,488	$160,343,098	98.50%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	1,049,752	875,749	461,031	0.28%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	15,626,946	7,767,533	-	0.00%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	2,302,636	1,920,960	1,011,273	0.62%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				18,979,334	10,564,242	1,472,304	0.90%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units		625,548	10,000,000	12,389,295	7.61%
				625,548	10,000,000	12,389,295	7.61%

Subtotal Affiliated Investments				19,604,882	$20,564,242	$13,861,599	8.51%

Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	4,257,002	5,460,000	3.35%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	7,422,012	7,422,012	7,422,012	4.56%
				91,422,012	11,679,014	12,882,012	7.91%

FlexFIN, LLC	Services: Business	Equity Interest		40,947,440	$40,947,440	$40,947,440	25.16%
				40,947,440	40,947,440	40,947,440	25.16%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)		100,000	49,143,993	48,529,571	29.81%
				100,000	49,143,993	48,529,571	29.81%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	7,400,000	7,516,309	7,400,000	4.55%
		Senior Secured First Lien Term Loan B (AFR, 2.00% Floor)(26)	12/31/2026	17,552,420	13,916,082	16,130,674	9.91%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units		1,000	21,450,924	-	0.00%
				36,459,579	50,453,370	23,530,674	14.46%

Subtotal Control Investments				168,929,031	$152,223,817	$125,889,697	77.34%

	Total Investments, December 31, 2024			333,604,955	$333,268,547	$300,094,394	184.35%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2024

(Unaudited)

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(33,174,153).
The tax cost basis of investments is $333,268,547 as of December 31, 2024.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $162,771,930 as of December 31, 2024.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of December 31, 2024 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of December 31, 2024.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2024, non-qualifying assets represented 13.18% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of December 31, 2024, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of December 31, 2024 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2024 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment ("CSA")
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.85%
(24)	The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.59%.
(25)	The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(26)	The interest rate on these loans is subject to the monthly Applicable Federal Rate (“AFR”), which as of December 31, 2024 was 4.21%.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

All Around Roustabout, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	8/31/2026	$350,000	$196,411	$350,000	0.22%
				350,000	196,411	350,000	0.22%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(24)	4/30/2025	14,004,684	11,029,605	9,565,199	5.97%
		Warrants(21)	5/22/2027	97,899	-	82,725	0.05%
				14,102,583	11,029,605	9,647,924	6.02%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + 4.50%, 0.75% Floor)(14)(25)	6/23/2028	2,658,987	2,571,184	2,660,649	1.66%
				2,658,987	2,571,184	2,660,649	1.66%

Blufox Mobile Services	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 9.50% + 4.00% PIK Toggle, 4.00% Floor)(23)	4/12/2028	7,111,139	7,047,816	7,111,139	4.44%
				7,111,139	7,047,816	7,111,139	4.44%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	5,384,063	4,541,408	5,034,099	3.14%
				5,384,063	4,541,408	5,034,099	3.14%

Chimera Investment Corp.(11)	Real Estate	Equity - 137,310 Class C Preferred Units(13)(15)		137,310	3,343,083	3,110,072	1.94%
		Equity - 105,480 Class D Preferred Units(13)(24)		105,480	2,305,206	2,561,054	1.60%
				242,790	5,648,289	5,671,126	3.54%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,678,355	7,664,893	4.78%
				637,795	7,678,355	7,664,893	4.78%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(23)	8/2/2027	3,639,523	3,641,793	3,639,523	2.27%
		Senior Secured First Lien Term Loan (SOFR + CSA + 5.25%, 0.75% Floor)(14)(20)(23)	8/2/2029	932,500	921,969	916,764	0.57%
				4,572,023	4,563,762	4,556,287	2.84%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Epic Y-Grade Services, LP	Energy: Oil & Gas	First Lien Term Loan (SOFR + 5.75%, 0.00% Floor)(14)(23)	6/30/2029	4,000,000	3,906,938	3,982,500	2.48%
				4,000,000	3,906,938	3,982,500	2.48%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(14)(20)(24)	3/30/2027	3,879,397	3,879,397	3,830,905	2.39%
				3,879,397	3,879,397	3,830,905	2.39%

Franklin BSP Realty Trust, Inc.(11)	Real Estate	Equity - 66,107 Common Units(13)		66,107	907,782	863,357	0.54%
				66,107	907,782	863,357	0.54%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	4,250,000	3,714,663	3,392,031	2.12%
				4,250,000	3,714,663	3,392,031	2.12%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 192,300 Class C Preferred Units(13)(16)		192,300	4,725,994	4,624,815	2.88%
				192,300	4,725,994	4,624,815	2.88%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	997,500	992,748	1,002,488	0.63%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	12,700,000	7.92%
				10,997,500	10,992,748	13,702,488	8.55%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2028	12,161,321	12,161,321	12,161,321	7.59%
				12,161,321	12,161,321	12,161,321	7.59%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC	Consumer Discretionary	Priority Second Out Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	$1,351,031	$1,324,010	$1,351,031	0.84%
		Priority First Out Exit Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	684,370	621,820	684,370	0.43%
LB NewHoldCo, LLC		Equity - 180,739 Membership Units(21)		180,739	174,393	1,420,305	0.89%
				2,216,140	2,120,223	3,455,706	2.16%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	3/10/2029	4,874,543	4,840,100	4,868,450	3.04%
				4,874,543	4,840,100	4,868,450	3.04%

MFA Financial, Inc.(11)	Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	2,308,996	1.44%
				97,426	2,318,487	2,308,996	1.44%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	1,994,949	1,885,227	1,865,278	1.16%
				1,994,949	1,885,227	1,865,278	1,16%

New York Mortgage Trust, Inc.(11)	Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	4,039,200	2.52%
				165,000	4,102,076	4,039,200	2.52%

PHH Mortgage Corp.	Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,990,720	7,661,981	4.78%
				7,686,000	6,990,720	7,661,981	4.78%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	8,838,431	8,289,487	8,484,894	5.29%
				8,838,431	8,289,487	8,484,894	5.29%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + 4.25%, 0.50% Floor)(14)(24)	12/16/2028	3,509,670	3,499,674	3,505,283	2.19%
				3,509,670	3,499,674	3,505,283	2.19%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	6,666,667	6,612,831	6,666,667	4.16%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	3,200,000	3,171,118	3,200,000	2.00%
				9,866,667	9,783,949	9,866,667	6.16%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	375,105	0.23%
				358,867	345,491	375,105	0.23%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	4,000,000	3,845,748	3,632,500	2.27%
				4,000,000	3,845,748	3,632,500	2.27%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(21)		N/A	1,746,049	1,524,911	0.96%
				-	1,746,049	1,524,911	0.96%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,550,000	2,526,140	2,581,875	1.61%
				2,550,000	2,526,140	2,581,875	1.61%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	166,795	0.10%
				350	700,000	166,795	0.10%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(24)	10/16/2028	646,390	650,342	641,542	0.40%
		First Out Delayed Draw Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(8)(24)	10/16/2028	32,366	33,259	32,123	0.02%
		Last Out Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(24)	10/16/2028	1,863,568	1,853,360	1,830,956	1.14%
		Last Out Delayed Draw Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(8)(24)	10/16/2028	140,082	142,014	137,630	0.09%
				2,682,406	2,678,975	2,642,251	1.65%

Subtotal Non-Controlled/Non-Affiliated Investments				128,069,299	$143,179,354	$142,233,426	88.75%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	1,013,584	875,749	751,207	0.47%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	15,090,314	7,767,533	-	0.00%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	2,223,303	1,920,960	1,647,776	1.03%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				18,327,201	10,564,242	2,398,983	1.50%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,000,000	12,351,802	7.71%
				625,548	10,000,000	12,351,802	7.71%

Subtotal Affiliated Investments				18,952,749	$20,564,242	$14,750,785	9.21%

Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	4,257,002	4,872,000	3.04%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	7,422,012	7,422,012	7,422,012	4.65%
				91,422,012	11,679,014	12,294,012	7.67%

FlexFIN, LLC	Services: Business	Equity Interest		36,683,045	$36,683,045	$36,683,045	22.88%
				36,683,045	36,683,045	36,683,045	22.88%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(21)		100,000	101,000	101,000	0.06%
				100,000	101,000	101,000	0.06%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	5,500,000	5,616,309	5,500,000	3.43%
		Senior Secured First Lien Term Loan B (AFR, 2.00% Floor)(26)	12/31/2026	17,552,420	13,916,082	16,353,590	10.20%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units		1,000	21,450,924	-	0.00%
				34,559,579	48,553,370	21,853,590	13.63%

Subtotal Control Investments				162,764,636	$97,016,429	$70,931,647	44.24%

	Total Investments, September 30, 2024			309,786,684	$260,760,025	$227,915,858	142.20%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(31,349,330). The tax cost basis of investments is $259,682,623 as of September 30, 2024. The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $160,307,773 as of September 30, 2024.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2024 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	Not in use.
(10)	The investment was on non-accrual status as of September 30, 2024.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2024, non-qualifying assets represented 13.1% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2024, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2024 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2024 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment ("CSA")
(21)	Non-income producing security.
(22)	Not in use.
(23)	The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%
(24)	The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.
(25)	The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(26)	The interest rate on these loans is subject to the monthly Applicable Federal Rate, which as of September 30, 2024 was 4.48%.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 1. Organization

PhenixFIN Corporation (“PhenixFIN.” the “Company,” “we” and “us”) is an internally-managed non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Through December 31, 2020 we were an externally managed company. Since January 1, 2021 we have operated under our present internalized management structure.

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to, among other things, hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or REITs.) We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based (gems) lending business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

Since January 4, 2021, the common stock trades on the NASDAQ Global Market under the trading symbol “PFX.”

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP, PhenixFIN SLF Funding I LLC, PhenixFIN Investment Holdings, LLC, PhenixFIN Investment Holdings Omnivere, LLC, PhenixFIN Investment Holdings AAR, LLC, and PhenixFIN Investment Holdings Amvestar, LLC. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2024. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2025.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2024 and September 30, 2024, we had $7.2 million and $67.6 million in cash and cash equivalents, respectively, none of which is restricted.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.  For the three months ended December 31, 2024 and 2023, the Company earned approximately $0.4 million and $0.2 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned. For the three months ended December 31, 2024 and 2023, fee income was approximately $11.1 thousand and approximately $2.1 thousand, respectively (see Note 9).

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 2. Significant Accounting Policies (continued)

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. No realized losses relating to restructuring transactions occurred during the three months ended December 31, 2024 and 2023. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $1.5 million, or 0.5% of the fair value of our portfolio. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio.

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
December 31, 2024
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
December 31, 2024
(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 202307”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has not adopted early and is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its Consolidated Financial Statements.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at December 31, 2024 and September 30, 2024. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,895,785 for a record date of February 17, 2025 and payable on February 18, 2025.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2024 and September 30, 2024, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2024 and 2023, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of December 31, 2024 and September 30, 2024, the Company had a deferred tax asset of $20.3 million and $20.9 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of December 31, 2024 and September 30, 2024, the Company has booked a valuation allowance of $19.4 million and $20.0 million, respectively, against its deferred tax asset.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 2. Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2024. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

Note 3. Investments

The composition of our investments as of December 31, 2024 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$146,926	44.2%	$129,914	43.4%
Senior Secured Notes	11,137	3.3	10,942	3.6
Fund Investment	1,746	0.5	1,554	0.5
Equity/Warrants	173,460	52.0	157,684	52.5
Total Investments	$333,269	100.0%	$300,094	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 3. Investments (continued)

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2024 and September 30, 2024, the total fair value of warrants was $645.2 thousand and $82.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended December 31, 2024 and 2023, the Company did not acquire any additional warrants in an existing portfolio company.

For the three months ended December 31, 2024 and 2023, there was $265.0 thousand and $22.1 thousand, respectively, in unrealized depreciation related to warrants and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

 The following table shows the portfolio composition by industry grouping at fair value at December 31, 2024 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$52,761	17.6%
Insurance	48,529	16.2
Real Estate	43,136	14.3
Services: Consumer	31,764	10.6
Hotel, Gaming & Leisure	25,003	8.3
High Tech Industries	18,389	6.1
Construction & Building	18,220	6.1
Aerospace & Defense	13,787	4.6
Metals & Mining	12,161	4.1
Automotive	11,969	4.0
Media: Broadcasting & Subscription	9,574	3.2
Consumer Discretionary	5,408	1.8
Energy: Oil & Gas	4,340	1.4
Packaging	3,499	1.2
Banking	1,554	0.5
Total	$300,094	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

The following table shows the portfolio composition by geographic location at fair value at December 31, 2024 (dollars in thousands):

	Fair Value	Percentage
Northeast	$109,121	36.4%
Southeast	104,659	34.9
West	37,632	12.5
Midwest	34,247	11.4
Southwest	2,621	0.9
Mid-Atlantic	386	0.1
International	11,428	3.8
Total	$300,094	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2024 (dollars in thousands):

	Fair Value	Percentage
Northeast	$87,269	38.3%
Southeast	61,276	26.9
Midwest	34,648	15.2
West	31,951	14.0
Southwest	2,749	1.2
Mid-Atlantic	375	0.2
International	9,648	4.2
Total	$227,916	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three months ended December 31, 2024 and 2023 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2024	Earned Income
Affiliated Investments
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	$751,207	$-	$-	$(290,176)	$-	$461,031	$-
	Senior Secured First Lien Super Priority DDTL	1,647,776	-	-	(636,503)	-	1,011,273	-
FST Holdings Parent, LLC	Equity	12,351,802	-	-	37,493	-	12,389,295	142,495
Total Affiliated Investments		$14,750,785	$-	$-	$(889,186)	$-	$13,861,599	$142,495

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2024	Earned Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	7,422,012	-	-	-	-	7,422,012	210,472
	Equity	4,872,000	-	-	588,000	-	5,460,000	-
FlexFIN, LLC	Equity Interest	36,683,045	4,264,395	-	-	-	40,947,440	1,399,350
NSG Captive, Inc.	Equity	101,000	49,042,993	-	(614,422)	-	48,529,571	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	5,500,000	1,900,000	-	-	-	7,400,000	198,250
	Senior Secured First Lien Term Loan B	16,353,590	-	-	(222,916)	-	16,130,674	179,474
Total Controlled Investments		$70,931,647	$55,207,388	$-	$(249,338)	$-	$125,889,697	$1,987,546

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2023	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$751,479	$-	$-	$678,794	$-	$1,430,273	$40,558
	Revolving Credit Facility	4,632,177	1,141,365	-	479,897	-	6,253,439	152,744
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	875,749	-	-	-	-	875,749	-
	Senior Secured First Lien Term Loan	1,459,249	-	-	(470,800)	-	988,449	-
	Senior Secured First Lien Super Priority DDTL	1,920,960	-	-	-	-	1,920,960	(20,809)
FST Holdings Parent, LLC	Equity	10,000,003	-	-	(3)	-	10,000,000	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan B	7,500,000	6,625	-	(6,625)	-	7,500,000	283,199
	Equity	10,150,000	-	-	1,750,000	-	11,900,000	-
Total Affiliated Investments		$37,289,617	$1,147,990	$-	$2,431,263	$-	$40,868,870	$455,692

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2023	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$38,870,711	$(2,460,565)	$-	$-	$-	$36,410,146	$1,348,200
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	3,383,877	(216,704)	-	-	-	3,167,173	149,967
	Equity	9,133,052	2,300,000	-	(1,229,110)	-	10,203,942	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,214,856	3,190,114	-	(41,470)	-	10,363,500	286,238
	Senior Secured First Lien Term Loan B	5,037,547	-	-	70,207	-	5,107,754	-
Total Controlled Investments		$63,640,043	$2,812,845	$-	$(1,200,373)	$-	$65,252,515	$1,784,405

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 3. Investments (continued)

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, for which the Company owned 50%, that is deemed to be a “significant subsidiary” as of December 31, 2024 for which summarized financial information is presented below (dollars in thousands):

Balance Sheet	December 31, 2024 (Unaudited)	September 30, 2024 (Audited)
Total Assets	$55,063	$51,634
Total Liabilities	14,301	15,206

Income Statement	For the Three Months Ended December 31, 2024 (Unaudited)	For the Year Ended September 30, 2024 (Audited)
Total Income	$1,595	$4,955
Total Expenses	436	1,028
Net Income	$1,159	$3,927

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
December 31, 2024
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2024 (dollars in thousands):

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$45,527	$84,387	$129,914
Senior Secured Notes	-	3,520	7,422	10,942
Equity/Warrants	30,516	-	127,168	157,684
Total	$30,516	$49,047	$218,977	$298,540
Investments measured at net asset value(1)				1,554
Total Investments, at fair value				$300,094

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2024 (dollars in thousands):

	Fair Value Hierarchy as of September 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	45,003	68,987	$113,990
Senior Secured Notes	-	11,054	7,422	18,476
Equity/Warrants	30,044	-	63,881	93,925
Total	$30,044	$56,057	$140,290	$226,391
Investments measured at net asset value(1)				1,525
Total Investments, at fair value				$227,916

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2024 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2024	$68,987	$7,422	$63,881	$140,290
Purchases and other adjustments to cost	26,271	-	69,484	95,755
Sales (including repayments or maturities)	(10,166)	-	(6,238)	(16,404)
Net realized gains/(losses) from investments	84	-	-	84
Net unrealized gains/(losses)	(789)	-	41	(748)
Transfer in/(out)	-	-	-	-
Balance as of December 31, 2024	$84,387	$7,422	$127,168	$218,977

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2023 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2023	$82,499	$-	$82,817	$165,316
Purchases and other adjustments to cost	7,760	-	6,752	14,512
Sales (including repayments or maturities)	(8,802)	-	(7,852)	(16,654)
Net realized gains/(losses) from investments	(12)	-	278	266
Net unrealized gains/(losses)	951	-	(472)	479
Transfer in/(out)	-	-	-	-
Balance as of December 31, 2023	$82,396	$-	$81,523	$163,919

Net change in unrealized gain (loss) for the three months ended December 31, 2024 and 2023 included in earnings related to Level 3 investments still held as of December 31, 2024 and 2023 was approximately $(0.6) million and $2.1 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2024, no investments were transferred in or out of Level 3. During the three months ended December 31, 2023, no investments were transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2024 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$81,565	Income Approach	Market Yield	3.5% - 47.5% (9.4%)	Decrease
Senior Secured First Lien Term Loans	1,472	Market Approach	EBITDA Multiple	1.0x - 1.5x (1.3x)	Increase
Senior Secured First Lien Term Loans	1,000	Market Approach	Market Quote	N/A	N/A
Senior Secured First Lien Term Loans	350	Cost Approach	Collateral Value	N/A	N/A
Senior Secured Notes	7,422	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	40,947	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	28,523	Market Approach	EBITDA Multiple	4.8x - 10.3x (8.3x)	Increase
Equity/Warrants	2,524	Income Approach	Market Yield	11.0%-28.8% (28.5%)	Decrease
Equity/Warrants	54,529	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	645	Income Approach	DLOM (Discount for lack of Marketability)	30.0%-34.0% (32.0%)	Decrease
Total	$218,977

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2024 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$65,236	Income Approach	Market Yield	3.5% - 42.5% (15.3%)	Decrease
Senior Secured First Lien Term Loans	2,399	Market Approach	EBITDA Multiple	1.8x - 2.3x (2.0x)	Increase
Senior Secured First Lien Term Loans	1,002	Market Approach	Market Spread	4.5% - 5.0% (4.75%)	Decrease
Senior Secured First Lien Term Loans	350	Cost Approach	Collateral Value	N/A	N/A
Senior Secured Notes	7,422	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	36,683	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	27,014	Market Approach	EBITDA Multiple	4.3x - 10.3x (8.4x)	Increase
Equity/Warrants	101	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	83	Income Approach	DLOM (Discount for lack of Marketability)	27.0% - 31.0% (29.0%)	Decrease
Total	$140,290

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 5. Borrowings (continued)

As of December 31, 2024 and September 30, 2024, the Company’s asset coverage was 213.7% and 216.8%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of December 31, 2024 and September 30, 2024 were as follows (dollars in thousands):

	December 31, 2024				September 30, 2024
	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,228	$52,440	$57,500	$57,500	$56,143	$51,980
2028 Promissory Note	1,661	1,661	1,516	1,661	1,661	1,661	1,508	1,661
Revolving Credit Facility	3,500	84,000	84,000	84,000	9,427	78,073	78,073	78,073
Total debt	$62,661	$143,161	$141,744	$138,101	$68,588	$137,234	$135,724	$131,714

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

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

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of December 31, 2024, the Company was in compliance in all respects with the terms of the Credit Facility.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 5. Borrowings (continued)

As of December 31, 2024 and September 30, 2024, there was $84.0 million and $78.1 million outstanding, respectively, under the Credit Facility.

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2024 and September 30, 2024, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of December 31, 2024 and September 30, 2024, the 2028 Promissory Note is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4. As of December 31, 2024 and September 30, 2024, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of December 31, 2024 and September 30, 2024, debt issuance costs related to the 2023 Notes and the 2028 Notes were as follows (dollars in thousands):

	For the three months ended			For the year ended
	December 31, 2024			September 30, 2024
	2028 Notes	2028 Promissory Note	Total	2028 Notes	2028 Promissory Note	Total
Total debt issuance costs at beginning of period	$1,357	$154	$1,511	$1,689	$-	$1,689
Debt issuance costs during the period	-	-	-	-	169	169
Amortized debt issuance costs	85	8	93	332	15	347
Unamortized debt issuance costs	$1,272	$146	$1,418	$1,357	$154	$1,511

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 5. Borrowings (continued)

For the three months ended December 31, 2024 and 2023, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2028 Notes, 2028 Promissory Note and the Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2024	2023
2028 Notes Interest	$747	$754
2028 Promissory Note	22	-
Credit Facility Interest	1,501	598
Commitment fees	7	14
Amortization of deferred financing costs	177	92
Amortization of debt issuance costs	92	84
Total	$2,546	$1,542
Weighted average stated interest rate	6.6%	6.2%
Weighted average debt outstanding	$136,250	$85,942

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”).. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three months ended December 31, 2024 and 2023, we incurred approximately $0.1 million and $0.1 million in administrator expenses, respectively.

As of December 31, 2024 and September 30, 2024, $0.0 million and $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022, approved awards for the three-year performance period commencing on October 1, 2021 and ending on September 30, 2024 (the “2022 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that award attributed to the Performance Goal shall be interpolated in a linear progression. On September 30, 2024, the performance cycle for the 2022 LTIP Plan ended. Based on achievement of the Performance Goals, Mr. Lorber received $1,403,530 and Ms. McMillan received $599,260 pursuant to the 2022 LTIP Plan awards (the “2022 Awards”).

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

In December 2024, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2024 and ending on September 30, 2027 (the “2025 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount set forth above based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the 2022 LTIP Plan. The Compensation Committee, in approving the awards, evaluated each Performance Goal separately.

The Target Performance Award for each executive officer for the 2022 LTIP Plan, 2023 LTIP Plan, and the 2024 LTIP Plan is set forth in the table below:

Name and Title	Dollar Value of Target Performance Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

The Target Performance Award for the 2025 LTIP Plan for each of Mr. Lorber and Ms. McMillan is $1,000,000 and $425,000, respectively.

During the three months ended December 31, 2024 and 2023, the Company accrued $326,320 and $304,800 respectively, for these awards.

Note 7. Related Party Transactions

During the year ended September 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Wireless Maritime Services was transferred to NVTN LLC.

Due from/to Affiliates

Due from affiliates at December 31, 2024 and September 30, 2024 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at December 31, 2024 and September 30, 2024 consists of certain expenses payable by the Company to certain of its affiliates.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 8. Commitments

Unfunded commitments

As of December 31, 2024 and September 30, 2024, we had commitments under loan and financing agreements to fund up to $2.2 million to three portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2024 and September 30, 2024 is shown in the table below (dollars in thousands):

	December 31, 2024	September 30, 2024
MB Precision Investment Holdings LLC – Senior Secured First Lien Revolver	$572	$-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	57	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	246	246
Tamarix Capital Partners II, L.P. - Fund Investment	1,313	1,313
Total unfunded commitments	$2,188	$1,616

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 1, 2025, as well as any time on or after the 84th month anniversary of September 1, 2025.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

As of December 31, 2024 and September 30, 2024, the asset related to the operating lease was $291,432 and $322,131, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of December 31, 2024 and September 30, 2024, the lease liability was $256,425 and $294,063, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and September 30, 2024, the remaining lease term was approximately two years and two years, respectively and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of December 31, 2024:

For the Years Ended September 30,	Amount
2025	$118,778
2026	161,680
2027	27,417
Thereafter	-
307,875
Difference between undiscounted and discounted cash flows	(51,450)
$256,425

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended December 31,
	2024	2023
Prepayment fee	$-	$-
Administrative agent fee	5	-
Amendment fee	-	-
Other fees	6	2
Fee income	$11	$2

Note 10. Directors Fees

From May 1, 2023 to September 30, 2024, the Company’s independent directors received an annual fee of $150,000. In addition, the lead independent director received an annual retainer of $30,000; the chair of the Audit Committee received an annual retainer of $25,000, and each of its other members received an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each received an annual retainer of $15,000 and each of the other members of these committees received annual retainers of $8,000. The Company’s independent directors no longer receive fees for each board and committee meeting that they attend.

Effective October 1, 2024, the structure was modified such that each of the Company’s independent directors receives an annual fee of $165,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $19,000 and each of its other members receives an annual retainer of $12,500; the chair of the Nominating and Corporate Governance Committee receives an annual retainer of $12,000 and each of its other members receives an annual retainer of $11,000; and the chair of the Compensation Committee receives an annual retainer of $15,000 and each of its other members receives an annual retainer of $11,000.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.2 million, for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2024.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended December 31, 2024 and 2023 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended December 31,
	2024	2023
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$2,464	$4,534
Weighted average shares of common stock outstanding - basic and diluted	2,019,778	2,072,694
Earnings (loss) per share of common stock - basic and diluted	$1.22	$2.19

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

December 31, 2024

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,
	2024	2023
Per share data
Net Asset Value per share at Beginning of Period	$79.37	$70.75

Results of Operations:
Net Investment Income/(Loss)	0.80	0.82
Net Realized Gain/(Loss) on Investments	0.58	0.11
Net Unrealized Gain/(Loss) on Investments	(0.16)	1.26
Net loss on extinguishment of debt	-	-
Deferred tax benefit (expense)	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	1.22	2.19

Capital Share Transactions
Distributions declared	-	-
Repurchase of common stock under stock repurchase program	-	0.20
Net Increase (Decrease) Resulting from Capital Share Transactions	-	0.20
Net Asset Value per share at End of Period	$80.59	$73.14

Net Assets at End of Period	$162,771,930	$150,700,800
Shares Outstanding at End of Period	2,019,778	2,060,490

Per share market value at end of period	$50.64	$42.25
Total return based on market value(1)	6.39%	11.48%
Total return based on net asset value(2)	1.54%	2.65%
Portfolio turnover rate	13.27%	6.80%

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(3)	4.26%	4.78%
Ratio of total expenses to average net assets(3)	11.83%	11.23%

Supplemental Data:
Percentage of non-recurring fee income(4)	0.18%	0.15%
Average debt outstanding(5)	$136,250,229	$85,941,941
Average debt outstanding per weighted average common share	$67.46	$41.46
Asset coverage ratio per unit(6)	$2,137	$2,754
Senior Securities Outstanding(7)
2028 Notes	$57,500,000	$57,500,000
2028 Promissory Note	$1,661,498	-
Credit Facility	$84,000,000	$28,241,941

Average market value per unit:
2028 Notes	$22.51	$22.54

(1)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(2)	Total return is historical and assumes changes in NAV, reinvestments of all dividends at prices obtained under the Company's dividend reinvestment plan, and no sales charges for the period. Calculation is not annualized.

(3)	Ratios are annualized during interim periods.

(4)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(5)	Based on daily weighted average carrying value of debt outstanding during the period.

(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2024, the Company’s asset coverage was 213.7% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(7)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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

The Company did not declare any distribution payments during the three months ended December 31, 2024 and 2023.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 703,931 shares of common stock through December 31, 2024 with a total cost of approximately $28.1 million, or 25.8% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $6.9 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $39.93 per share under its share repurchase program from February 10, 2021 through December 31, 2024:

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(Unaudited)

Note 14. Share Transactions (continued)

During the three months ended December 31, 2024, no shares were transferred into treasury. As of December 31, 2024, there were no shares that were not yet transferred into treasury.

Note 15. Subsequent Events

On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,895,785 for a record date of February 17, 2025 and payable on February 18, 2025.

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2024.

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

We have evaluated subsequent events from December 31, 2024 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended December 31, 2024, the analysis contained herein may not fully account for market event impacts. As of December 31, 2024, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of December 31, 2024), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

Interest Rate Environment

In the past, the Federal Reserve raised short-term interest rates. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022 approved awards for the three-year performance period commencing on October 1, 2021 and ending on September 30, 2024 (the “2022 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that award attributed to the Performance Goals shall be interpolated in a linear progression. On September 30, 2024, the performance cycle for the 2022 LTIP Plan ended. Based on achievement of the Performance Goals, Mr. Lorber received $1,403,530 and Ms. McMillan received $599,260 pursuant to the 2022 LTIP Plan awards (the “2022 Awards”).

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

In December 2024, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2024 and ending on September 30, 2027 (the “2025 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount set forth above based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the 2022 LTIP Plan. The Compensation Committee, in approving the awards, evaluated each Performance Goal separately.

The Target Performance Award for each executive officer for the 2022 LTIP Plan, 2023 LTIP Plan, and the 2024 LTIP Plan is set forth in the table below:

Name and Title	Dollar Value of Target Performance Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

The Target Performance Award for the 2025 LTIP Plan for each of Mr. Lorber and Ms. McMillan is $1,000,000 and $425,000, respectively.

During the three months ended December 31, 2024 and 2023, the Company accrued $326,320 and $304,800, respectively, for these awards.

Portfolio and Investment Activity

As of December 31, 2024 and September 30, 2024, our portfolio had a fair market value of approximately $300.1 million and $227.9 million, respectively.

During the three months ended December 31, 2024, we received proceeds from sale and settlements of investments of $30.0 million, including principal proceeds, net realized gains on investments of $1.2 million and invested $100.9 million.

During the three months ended December 31, 2023, we received proceeds from sale and settlements of investments of $22.1 million, including principal and dividend proceeds, realized net losses on investments of $0.2 million, and invested $14.3 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	December 31, 2024		September 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$7,614	$6,827	$6,209	$5,427
Largest portfolio company by amortized cost and fair value, respectively	50,453	48,530	48,553	36,683

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2024 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$146,926	44.2%	129,914	43.4%
Senior Secured Notes	11,137	3.3	10,942	3.6
Fund Investment	1,746	0.5	1,554	0.5
Equity/Warrants	173,460	52.0	157,684	52.5
Total Investments	$333,269	100.0%	$300,094	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2024 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$129,957	49.8%	$113,990	50.0%
Senior Secured Notes	18,127	7.0	18,476	8.1
Fund Investment	1,746	0.7	1,525	0.7
Equity/Warrants	110,930	42.5	93,925	41.2
Total Investments	$260,760	100.0%	$227,916	100.0%

As of December 31, 2024, our income-bearing investment portfolio based upon cost represented 70.3% of our total portfolio of which 60.7% bore interest based on floating rates, such as SOFR or LIBOR, 14.0% bore interest at fixed rates, and 25.4% are income-producing equity investments. As of September 30, 2024, our income-bearing investment portfolio based upon cost represented 84.5% of our total portfolio of which 57.9% bore interest based on floating rates, such as LIBOR or SOFR, 17.0% bore interest at fixed rates, and 25.1% are income-producing equity investments. As of December 31, 2024, the Company had a weighted average yield of 13.3% on debt and other income producing investments. As of September 30, 2024, the Company had a weighted average yield of 12.3% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2024 and September 30, 2024 (dollars in thousands):

	December 31, 2024		September 30, 2024
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	271,961	90.6%	200,162	87.8%
3	10,530	3.5%	8,835	3.9%
4	16,131	5.4%	16,520	7.2%
5	1,472	0.5%	2,399	1.1%
Total	$300,094	100.0%	$227,916	100.0%

Results of Operations

Operating results for three months ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2024	2023
Total investment income	$6,216	$5,722
Less: Net expenses	4,591	4,013
Net investment income/(loss)	1,625	1,709
Net realized gains (losses) on investments	1,169	230
Net change in unrealized gains (losses) on investments	(330)	2,595
Net increase (decrease) in net assets resulting from operations	$2,464	$4,534

Investment Income

For the three months ended December 31, 2024, investment income totaled $6.2 million, of which $3.8 million was attributable to portfolio interest, approximately $2.1 million was attributable to dividend income, $0.1 million was attributable to fee and other income, and $0.2 million was attributable to interest on cash and cash equivalents. Dividend income was received from eight investments during the three months ended December 31, 2024.

For the three months ended December 31, 2023, investment income totaled $5.7 million, of which $3.7 million was attributable to portfolio interest, approximately $2.0 million was attributable to dividend income, $0.0 thousand was attributable to fee and other income, and $41.1 thousand was attributable to interest on cash and cash equivalents. Dividend income was received from ten investments during the three months ended December 31, 2023.

Operating Expenses

Operating expenses for the three months ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2024	2023
Interest and financing expenses	$2,546	$1,541
Salaries and benefits	1,029	1,425
Professional fees, net	418	358
Directors fees	204	188
Insurance expenses	88	98
Administrator expenses	84	78
General and administrative	222	325
Total Expenses	$4,591	$4,013

For the three months ended December 31, 2024, total operating expenses increased by $0.6 million, or 14.4% compared to the three months ended December 31, 2023.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2024 increased by $1.0 million, or 65.2% compared to the three months ended December 31, 2023. The increase in interest and financing expenses for the three months ended December 31, 2024 was primarily due to increased borrowings on the Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2024 decreased by $43 thousand, or 6.3% compared to the three months ended December 31, 2023.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2024, we recognized $1.2 million of realized gains on our portfolio investments. The realized gains were primarily due to a realized gain on PHH Mortgage Corp. for $0.8 million and a realized gain on Chimera Investment Corp for $0.3 million.

During the three months ended December 31, 2023, we recognized $0.2 million of realized gains on our portfolio investments. The realized gains were primarily due to additional proceeds received from two investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended December 31, 2024, we had $0.3 million of net unrealized depreciation on investments. The net unrealized depreciation resulted from the reversal of the unrealized gain on PHH Mortgage Corp. for $0.7 million, unrealized depreciation on Black Angus Steakhouses for $0.9 million, offset by unrealized appreciation on JFL-NGS-WGS Partners, LLC for $1.0 million.

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

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2024 and 2023, the Company did not record a change in provision for deferred taxes.

Changes in Net Assets from Operations

For the three months ended December 31, 2024, we recorded a net increase in net assets resulting from operations of $2.5 million compared to a net increase in net assets resulting from operations of $4.5 million for the three months ended December 31, 2023. Based on 2,019,778 and 2,072,694 weighted average common shares outstanding for the three months ended December 31, 2024 and 2023, respectively, our per share net increase in net assets resulting from operations was $1.22 for the three months ended December 31, 2024 and $2.19 for the three months ended December 31, 2023.

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

As of December 31, 2024 and September 30, 2024, we had $7.2 million and $67.6 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 703,931 shares of common stock through December 31, 2024, or 25.8% of shares outstanding as of the program’s inception, with a total cost of $28.1 million. The total remaining amount authorized under the expanded share repurchase program at December 31, 2024 was approximately $6.9 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility has a maturity date of December 15, 2025. As of December 31, 2024, there was $84.0 million outstanding borrowings by the Company under the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2024 and September 30, 2024, we had commitments under loan and financing agreements to fund up to $2.2 million to three portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2024 and September 30, 2024 is shown in the table below (dollars in thousands):

	December 31, 2024	September 30, 2024
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$572	$-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	57	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	246	246
Tamarix Capital Partners II, L.P. - Fund Investment	1,313	1,313
Total unfunded commitments	$2,188	$1,616

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

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at December 31, 2024 (dollars in thousands):

	Payments Due by Period
	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$(84,000,000)	$-	$-	$-	$(84,000,000)
2028 Notes	-	-	-	-	(57,500,000)	(57,500,000)
2028 Promissory Note	-	-	-	-	(1,661,498)	(1,661,498)
Operating Lease Obligation (1)	-	(158,903)	(148,972)	-	-	(307,875)
Total contractual obligations	$-	$(84,158,903)	$(148,972)	$-	$(59,161,498)	$(143,469,373)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

On May 9, 2024, the Board of Directors declared a special dividend in the amount of $2,645,925. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,895,785 for a record date of February 17, 2025 and payable on February 18, 2025. The Company did not declare any distribution payments during the three months ended December 31, 2024 and 2023.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $1.5 million, or 0.5% of the fair value of our portfolio. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio.

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

Recent Developments

On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,895,785 for a record date of February 17, 2025 and payable on February 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2024 and the year ended September 30, 2024, we did not engage in hedging activities.

As of December 31, 2024, 56.6% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. Certain such investments used a LIBOR reference rate at December 31, 2024. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2024 was as follows (dollars in thousands):

	December 31, 2024
SOFR and LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$31,352	25.0%
1% to under 2%	35,990	28.8
2% to under 3%	2,630	2.1
3% to under 4%	-	-
4% to under 5%	7,136	5.7
No Floor	48,067	38.4
Total	$125,175	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR and SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$5,000	$(2,500)	$2,500
Up 200 basis points	3,300	(1,700)	1,600
Up 100 basis points	1,700	(800)	900
Down 100 basis points	(1,700)	800	(900)
Down 200 basis points	(3,300)	1,700	(1,600)
Down 300 basis points	(5,000)	2,500	(2,500)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 17, 2024, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three months ended December 31, 2024 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

As of December 31, 2024, 15.6% of our total assets were invested in NSG, our insurance business.

This significant exposure subjects our Company to various risks associated with such business (which are identified in “Risks of the Insurance Business” under Item 1A in our annual report on Form 10-K for the fiscal year ended September 30, 2024) to a much greater extent than companies not similarly concentrated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.4	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.5	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.6	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.7	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.8	Credit Agreement, dated December 15, 2022, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed December 16, 2022).

10.9	First Amendment to Credit Agreement and Consent, dated February 21, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.10	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.11	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

10.12

Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on December 16, 2022).

10.13	Second Amendment to Credit Agreement and Joinder, dated August 5, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on December 17, 2024).

10.14	First Amendment to Pledge and Security Agreement, dated February 21, 2024, by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on December 17, 2024).

10.15	Consent and Second Amendment to Pledge and Security Agreement, dated September 30, 2024, by and between PhenixFIN Corporation and Woodforest National Bank.*

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 7, 2025

PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)