Form 10-Q
period 2025-03-31
PhenixFIN Corp
filed 2025-05-07
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The Registrant had 2,019,778 shares of common stock, $0.001 par value, outstanding as of May 6, 2025.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	March 31, 2025	September 30, 2024
	(Unaudited)
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $149,358,044 and $143,179,354 respectively)	$150,403,826	$142,233,426
Affiliated investments (amortized cost of $20,572,531 and $20,564,242, respectively)	13,777,521	14,750,785
Controlled investments (amortized cost of $150,553,974 and $97,016,429, respectively)	122,661,590	70,931,647
Total Investments at fair value	286,842,937	227,915,858
Cash and cash equivalents	8,689,461	67,571,559
Receivables:
Interest receivable	1,060,559	1,313,598
Other receivable	16,640	65,838
Dividends receivable	-	23,468
Deferred tax asset, net	557,463	887,099
Other assets	435,617	1,066,323
Deferred financing costs	419,172	760,680
Receivable for investments sold	2,328,555	2,955,775
Due from Affiliate	257,852	90,500
Prepaid share repurchase	101,115	101,115
Total Assets	$300,709,371	$302,751,813

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $1,326,546 and $1,510,815, respectively)	$137,434,952	$135,723,636
Accounts payable and accrued expenses	2,937,872	5,570,150
Interest and fees payable	1,078,676	768,043
Other liabilities	223,362	294,063
Due to Affiliate	46,995	88,148
Total Liabilities	141,721,857	142,444,040

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,019,778 and 2,019,778 common shares outstanding, respectively	2,020	2,020
Capital in excess of par value	704,909,588	704,909,588
Total distributable earnings (loss)	(545,924,094)	(544,603,835)
Total Net Assets	158,987,514	160,307,773
Total Liabilities and Net Assets	$300,709,371	$302,751,813

Net Asset Value Per Common Share	$78.72	$79.37

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,957,380	$1,950,898	$5,950,065	$4,633,041
Payment in-kind	263,784	90,530	618,465	181,204
Affiliated investments:
Cash	-	276,484	-	732,176
Controlled investments:
Cash	626,790	294,028	1,214,985	580,266
Payment in-kind	-	118,864	-	268,831
Total interest income	3,847,954	2,730,804	7,783,515	6,395,518
Dividend income
Non-controlled, non-affiliated investments	378,232	669,359	974,530	1,797,891
Affiliated investments	111,736	-	254,231	-
Controlled investments	1,580,616	982,903	2,979,966	1,868,097
Total dividend income	2,070,584	1,652,262	4,208,727	3,665,988
Interest from cash and cash equivalents	45,812	199,266	104,753	240,374
Fee income (see Note 9)	29,673	76,517	40,737	78,625
Other income	25,000	-	97,774	22
Total Investment Income	6,019,023	4,658,849	12,235,506	10,380,527

Expenses:
Interest and financing expenses	2,578,963	1,567,352	5,124,774	3,109,413
Salaries and benefits	1,185,054	1,524,508	2,213,671	2,949,500
Professional fees, net	577,965	343,150	995,978	700,704
Directors fees	204,000	187,500	408,000	375,000
Administrator expenses (see Note 6)	112,829	57,550	197,184	135,402
Insurance expenses	86,498	96,694	174,919	194,450
General and administrative expenses	307,739	310,776	529,532	635,837
Total expenses	5,053,048	4,087,530	9,644,058	8,100,306
Net Investment Income	965,975	571,319	2,591,448	2,280,221

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,065,013)	200,754	103,657	430,558
Affiliated investments	-	(1,991,456)	-	(1,991,456)
Total net realized gains (losses)	(1,065,013)	(1,790,702)	103,657	(1,560,898)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,183,172	1,796,767	1,991,710	3,161,010
Affiliated investments	(92,367)	2,282,655	(981,553)	4,713,918
Controlled investments	(1,558,264)	2,512,263	(1,807,602)	1,311,890
Total net change in unrealized gains (losses)	(467,459)	6,591,685	(797,445)	9,186,818
Deferred tax benefit (expense), net	(329,636)	-	(329,636)	-
Total realized and unrealized gains (losses)	(1,862,108)	4,800,983	(1,023,424)	7,625,920

Net Increase (Decrease) in Net Assets Resulting from Operations	$(896,133)	$5,372,302	$1,568,024	$9,906,141

Weighted average basic and diluted earnings per common share	$(0.44)	$2.62	$0.78	$4.81
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,019,778	2,048,622	2,019,778	2,060,723

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock			Total
	Shares	Par Amount	Capital in Excess of Par Value	Distributable Earnings/ (Loss)	Total Net Assets
Balance at December 31, 2023	2,060,490	$2,061	$694,273,678	$(543,574,939)	$150,700,800
OPERATIONS
Net investment income (loss)	-	-	-	571,319	571,319
Net realized gains (losses) on investments	-	-	-	(1,790,702)	(1,790,702)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	6,591,685	6,591,685
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(40,000)	(40)	(1,801,165)	-	(1,801,205)
Total Increase (Decrease) in Net Assets	(40,000)	(40)	(1,801,165)	5,372,302	3,571,097

Balance at March 31, 2024	2,020,490	$2,021	$692,472,513	$(538,202,637)	$154,271,897

Balance at December 31, 2024	2,019,778	$2,020	$704,909,588	$(542,139,678)	$162,771,930
OPERATIONS
Net investment income (loss)	-	-	-	965,975	965,975
Net realized gains (losses) on investments	-	-	-	(1,065,013)	(1,065,013)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(467,459)	(467,459)
Deferred tax benefit (expense)	-	-	-	(329,636)	(329,636)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,888,283)	(2,888,283)
Total Increase (Decrease) in Net Assets	-	-	-	(3,784,416)	(3,784,416)

Balance at March 31, 2025	2,019,778	$2,020	$704,909,588	$(545,924,094)	$158,987,514

Balance at September 30, 2023	2,073,713	$2,074	$694,812,239	$(548,108,778)	$146,705,535
OPERATIONS
Net investment income (loss)	-	-	-	2,280,221	2,280,221
Net realized gains (losses) on investments	-	-	-	(1,560,898)	(1,560,898)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	9,186,818	9,186,818
Total Increase (Decrease) in Net Assets
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(53,223)	(53)	(2,339,726)	-	(2,339,779)
Total Increase (Decrease) in Net Assets	(53,223)	(53)	(2,339,726)	9,906,141	7,566,362

Balance at March 31, 2024	2,020,490	$2,021	$692,472,513	$(538,202,637)	$154,271,897

Balance at September 30, 2024	2,019,778	$2,020	$704,909,588	$(544,603,835)	$160,307,773
OPERATIONS
Net investment income (loss)	-	-	-	2,591,448	2,591,448
Net realized gains (losses) on investments	-	-	-	103,657	103,657
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(797,445)	(797,445)
Deferred tax benefit (expense)	-	-	-	(329,636)	(329,636)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,888,283)	(2,888,283)
Total Increase (Decrease) in Net Assets	-	-	-	(1,320,259)	(1,320,259)

Balance at March 31, 2025	2,019,778	$2,020	$704,909,588	$(545,924,094)	$158,987,514

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,568,024	$9,906,141
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	74,044,664	45,595,165
Purchases, originations and participations	(132,927,926)	(30,835,453)
Investment increases due to payment-in-kind interest	(618,465)	(450,035)
Net amortization of premium (discount) on investments	(119,140)	(272,400)
Amortization of debt issuance cost	184,269	166,249
Amortization of deferred financing cost	383,576	212,333
Net realized (gains) losses from investments	(103,657)	1,560,898
Net unrealized (gains) losses on investments	797,445	(9,186,818)
(Increase) decrease in operating assets:
Interest receivable	253,039	50,346
Due from affiliate	(167,352)	(4,917,719)
Receivable for investments sold	627,220	3,940,175
Dividends receivable	23,468	(81,823)
Other receivable	49,198	31,425
Prepaid share repurchase	-	66,724
Provision for deferred taxes on unrealized appreciation/(depreciation) on investments	329,636	-
Other assets	630,706	(340,608)
Increase (decrease) in operating liabilities:
Payable for investments purchased	-	913,225
Accounts payable and accrued expenses	(2,632,278)	(359,681)
Due to Affiliate	(41,153)	99,725
Administrator expenses payable	-	75,000
Interest and fees payable	310,633	34,166
Deferred revenue	-	(421,685)
Other liabilities	(70,701)	(72,221)
Net cash provided by (used in) operating activities	(57,478,794)	15,713,129
Cash Flows from Financing Activities:
Debt issuance	29,527,047	-
Paydowns on debt	(28,000,000)	-
Debt issuance costs paid	-	-
Deferred financing costs	(42,068)	(237,777)
Distributions paid to shareholders	(2,888,283)	-
Repurchase of common shares	-	(2,339,779)
Net cash provided by (used in) financing activities	(1,403,304)	(2,577,556)
Net increase (decrease) in cash and cash equivalents	(58,882,098)	13,135,573
Cash and cash equivalents, beginning of period	67,571,559	5,988,223
Cash and cash equivalents, end of period	$8,689,461	$19,123,796

Supplemental information:
Interest paid during the period	$4,200,858	$2,667,051
Non-cash purchase of investments	$12,665,596	$11,900,000
Non-cash sale of investments	$12,665,596	$11,900,000

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	12% Senior Secured First Lien Term Loan	3/4/2030	$9,000,000	$8,823,624	$9,000,000	5.67%
		Equity - 3,375,000 Units		3,375,000	3,375,000	3,375,000	2.12%
				12,375,000	12,198,624	12,375,000	7.79%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(24)(27)	4/30/2030	8,068,453	8,147,718	8,068,453	5.07%
		Equity - 4,377,440 Units(13)		4,377,440	3,327,909	2,976,659	1.87%
		Warrants(21)	4/2/2029	111,383	647,105	572,366	0.36%
		Warrants(21)	4/30/2032	111,383	622,110	562,083	0.35%
				12,668,579	12,744,842	12,179,561	7.65%

Blufox Mobile Services	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 9.50% + 4.00% PIK Toggle, 4.00% Floor)(23)	4/12/2028	7,207,227	7,151,427	7,207,227	4.53%
				7,207,227	7,151,427	7,207,227	4.53%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	2,961,471	2,487,890	2,780,081	1.75%
				2,961,471	2,487,890	2,780,081	1.75%

Chimera Investment Corp.(11)	Real Estate	Equity - 151,710 Class C Preferred Units(13)(15)		151,710	3,635,972	3,416,509	2.15%
		Equity - 9,309 Class B Preferred Units(13)		9,309	227,631	222,206	0.14%
				161,019	3,863,603	3,638,715	2.29%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,333,945	8,240,311	5.18%
				637,795	7,333,945	8,240,311	5.18%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(14)(20)(24)	3/30/2027	3,859,297	3,859,297	3,531,256	2.22%
				3,859,297	3,859,297	3,531,256	2.22%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	4,250,000	3,714,663	3,945,417	2.48%
				4,250,000	3,714,663	3,945,417	2.48%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	992,500	988,076	997,463	0.63%

JFL-NGS-WCS Partners, LLC		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	12,800,000	8.05%
				10,992,500	10,988,076	13,797,463	8.68%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2028	12,161,321	12,161,321	12,161,321	7.65%
				12,161,321	12,161,321	12,161,321	7.65%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	$2,107,655	$1,961,372	$2,107,655	1.33%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	1,522,008	1,417,720	1,522,008	0.96%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	1,626,710	1.02%
				3,860,402	3,828,485	5,256,373	3.31%

MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (SOFR + CSA + 8.00%, 4.00% Floor)(20)(24)	9/30/2028	6,886,479	6,672,792	6,654,060	4.19%
		Senior Secured First Lien Revolver (SOFR + CSA + 8.00%, 4.00% Floor)(8)(20)(24)	9/30/2028	1,118,023	1,067,319	1,080,290	0.68%
		Equity - Class E Preferred Units(21)		3,723,360	2,777,642	2,536,539	1.600%
		Warrants - 2.28% of Outstanding Equity(21)		3,380,282	827,409	551,226	0.35%
				15,108,144	11,345,162	10,822,115	6.82%

MFA Financial, Inc.(11)	Real Estate	Equity - 114,695 Class C Preferred Units(13)(19)(20)		114,695	2,800,579	2,844,436	1.79%
				114,695	2,800,579	2,844,436	1.79%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	2,982,310	2,800,828	2,574,728	1.62%
		9.29% Senior Secured Note(14)	4/15/2029	2,000,000	1,777,500	1,731,875	1.09%
				4,982,310	4,578,328	4,306,603	2.71%

New York Mortgage Trust, Inc.(11)	Real Estate	Equity - 220,469 Class E Preferred Units(13)(18)		220,469	5,485,953	5,423,537	3.41%
				220,469	5,485,953	5,423,537	3.41%

Outerstuff LLC	Services: Business	First Lien Term Loan (SOFR + 6.50%, 2.00% Floor)(24)	12/31/2027	4,537,695	4,503,662	4,537,695	2.85%
				4,537,695	4,503,662	4,537,695	2.85%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	7,795,114	7,257,826	7,184,500	4.52%
				7,795,114	7,257,826	7,184,500	4.52%

PREIT Associates	Real Estate	Senior Secured First Lien Term Loan (SOFR + CSA + 7.00%)(14)(20)(23)	4/1/2029	96,884	94,947	98,095	0.06%
		Senior Secured Revolving Note (SOFR + CSA + 5.50%)(20)(23)	4/1/2029	54,853	53,756	54,304	0.03%
				151,737	148,703	152,399	0.09%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.00%, 0.50% Floor)(24)	12/20/2029	13,537,500	13,465,766	13,352,036	8.40%
				13,537,500	13,465,766	13,352,036	8.40%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	410,796	0.26%
				358,867	345,491	410,796	0.26%

Spotter Inc.	High Tech Industries	Equity - Series D-1 Preferred Stock(21)		414,293	5,999,998	5,999,998	3.77%
				414,293	5,999,998	5,999,998	3.77%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	3,980,000	3,837,998	3,482,500	2.19%
				3,980,000	3,837,998	3,482,500	2.19%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(21)		N/A	1,746,049	1,599,749	1.02%
				-	1,746,049	1,599,749	1.02%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,325,000	2,305,106	2,348,250	1.48%
				2,325,000	2,305,106	2,348,250	1.48%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)	3/30/2028	5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)		6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	199,054	0.13%
				350	700,000	199,054	0.13%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + 3.50%, 2.00% Floor)(8)(24)	10/16/2028	632,066	636,485	627,326	0.39%
		First Out Delayed Draw Term Loan (SOFR + 3.50%, 2.00% Floor)(8)(24)	10/16/2028	31,759	34,575	31,521	0.02%
		Last Out Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(8)(24)	10/16/2028	1,863,568	1,856,485	1,830,956	1.15%
		Last Out Delayed Draw Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(8)(24)	10/16/2028	140,082	140,082	137,630	0.09%
				2,667,475	2,667,627	2,627,433	1.65%

Subtotal Non-Controlled/Non-Affiliated Investments				133,173,739	$149,358,044	$150,403,826	94.62%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	1,085,396	875,749	448,919	0.28%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	16,159,457	7,767,533	-	0.00%

		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	2,380,823	1,920,960	984,706	0.62%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				19,625,676	10,564,242	1,433,625	0.90%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,008,289	12,343,896	7.76%
				625,548	10,008,289	12,343,896	7.76%

Subtotal Affiliated Investments				20,251,224	$20,572,531	$13,777,521	8.66%

Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	4,257,002	5,031,600	3.16%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	7,422,012	7,422,012	7,422,012	4.67%
				91,422,012	11,679,014	12,453,612	7.83%

FlexFIN, LLC	Services: Business	Equity Interest		36,775,335	36,775,335	36,775,335	23.13%
				36,775,335	36,775,335	36,775,335	23.13%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)		100,000	49,246,255	48,397,142	30.44%
				100,000	49,246,255	48,397,142	30.44%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	9,800,000	9,916,309	9,800,000	6.16%
		Senior Secured First Lien Term Loan B (AFR, 4.22%)(26)	12/31/2026	17,552,420	13,916,082	15,235,501	9.58%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				38,859,579	52,853,370	25,035,501	15.74%

Subtotal Control Investments				167,156,926	$150,553,974	$122,661,590	77.14%

	Total Investments, March 31, 2025			320,581,889	$320,484,549	$286,842,937	180.42%

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(33,641,612).

The tax cost basis of investments is $320,484,549 as of March 31, 2025.

The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $158,987,514 as of March 31, 2025.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of March 31, 2025 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of March 31, 2025.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2025, non-qualifying assets represented 11.56% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of March 31, 2025, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of March 31, 2025 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2025 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and shifted to 3 month SOFR plus a 5.345% spread and a 0.26161% credit spread adjustment on 3/31/2025.
(20)	Credit Spread Adjustment ("CSA")
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2025 was 4.32%
(24)	The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2025 was 4.29%.
(25)	The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2025 was 4.19%.
(26)	The interest rate on these loans is subject to the monthly Applicable Federal Rate, which as of March 31, 2025 was 4.22%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”

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

March 31, 2025

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

March 31, 2025

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2025 and September 30, 2024, we had $8.7 million and $67.6 million in cash and cash equivalents, respectively, none of which is restricted.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.  For the three and six months ended March 31, 2025, the Company earned approximately $0.3 million and $0.6 million in PIK interest, respectively. For the three and six months ended March 31, 2024, the Company earned approximately $0.2 million and $0.5 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned. For the three and six months ended March 31, 2025, fee income was approximately $29.7 thousand and approximately $40.7 thousand, respectively (see Note 9). For the three and six months ended March 31, 2024, fee income was approximately $76.5 thousand and approximately $78.6 thousand, respectively (see Note 9).

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. The Company recognized a realized gain related to restructuring transactions of $0.3 million for the three and six months ended March 31, 2025. No realized gains or losses relating to restructuring transactions occurred during the three and six months ended March 31, 2024. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2025, certain investments in two portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $1.4 million, or 0.5% of the fair value of our portfolio. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio.

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

March 31, 2025

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

March 31, 2025

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning after September 30, 2025 for the Company. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has not adopted early and is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its Consolidated Financial Statements.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at March 31, 2025 and September 30, 2024. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $1.43 per share for a record date of February 17, 2025 and payable on February 19, 2025.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2025 and September 30, 2024, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the six months ended March 31, 2025, the Company recorded a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments in the amount of $(329,636). For the six months ended March 31, 2024, the Company did not record a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments.

As of March 31, 2025 and September 30, 2024, the Company had a deferred tax asset of $19.2 million and $20.9 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of March 31, 2025 and September 30, 2024, the Company has booked a valuation allowance of $18.6 million and $20.0 million, respectively, against its deferred tax asset.

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
March 31, 2025
(Unaudited)

Note 2. Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2025. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

Note 3. Investments

The composition of our investments as of March 31, 2025 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$133,693	41.8%	$117,838	41.0%
Senior Secured Notes	12,914	4.0	13,099	4.6
Fund Investment	1,746	0.5	1,600	0.6
Equity/Warrants	172,132	53.7	154,306	53.8
Total Investments	$320,485	100.0%	$286,843	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2025 and September 30, 2024, the total fair value of warrants was $1,685.7 thousand and $82.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and six months ended March 31, 2025 and 2024, the Company acquired one warrant in an existing portfolio company.

For the three and six months ended March 31, 2025, there was $228.7 thousand and $493.7 thousand, respectively, in unrealized depreciation related to warrants and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and six months ended March 31, 2024, there was $95.5 thousand and $73.3 thousand, respectively, in unrealized depreciation related to warrants and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2025 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$55,636	19.4%
Insurance	48,397	16.9
Services: Consumer	39,044	13.6
Real Estate	35,533	12.5
Hotel, Gaming & Leisure	26,469	9.2
High Tech Industries	18,344	6.4
Construction & Building	17,743	6.2
Metals & Mining	12,161	4.2
Aerospace & Defense	11,021	3.8
Automotive	10,716	3.7
Consumer Discretionary	5,256	1.8
Media: Broadcasting & Subscription	4,923	1.7
Banking	1,600	0.6
Total	$286,843	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
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

The following table shows the portfolio composition by geographic location at fair value at March 31, 2025 (dollars in thousands):

	Fair Value	Percentage
Northeast	$107,939	37.7%
Southeast	106,030	37.0
West	32,231	11.2
Midwest	25,505	8.9
Southwest	2,547	0.9
Mid-Atlantic	411	0.1
International	12,180	4.2
Total	$286,843	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
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

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three and six months ended March 31, 2025 and 2024 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2025	Earned Income
Affiliated Investments
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	$751,207	$-	$-	$(302,288)	$-	$448,919	$-
	Senior Secured First Lien Super Priority DDTL	1,647,776	-	-	(663,070)	-	984,706	-
FST Holdings Parent, LLC	Equity	12,351,802	8,289	-	(16,195)	-	12,343,896	254,231
Total Affiliated Investments		$14,750,785	$8,289	$-	$(981,553)	$-	$13,777,521	$254,231

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2025	Earned Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$7,422,012	$-	$-	$-	$-	$7,422,012	$391,510
	Equity	4,872,000	-	-	159,600	-	5,031,600	-
FlexFIN, LLC	Equity Interest	36,683,045	92,290	-	-	-	36,775,335	2,979,966
NSG Captive, Inc.	Equity	101,000	49,145,255	-	(849,113)	-	48,397,142	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	5,500,000	4,300,000	-	-	-	9,800,000	294,649
	Senior Secured First Lien Term Loan B	16,353,590	-	-	(1,118,089)	-	15,235,501	528,826
Total Controlled Investments		$70,931,647	$53,537,545	$-	$(1,807,602)	$-	$122,661,590	$4,194,951

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2024	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$751,479	$(1,096,561)	$(196,411)	$439,778	$101,715	$-	$37,645
	Senior Secured First Lien Term Loan A	-	-	-	9,473,068	(9,473,068)	-	-
	Revolving Credit Facility	4,632,177	(5,112,074)	-	-	479,897	-	158,674
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	875,749	-	-	-	-	875,749	-
	Senior Secured First Lien Term Loan	1,459,249	-	-	(648,417)	-	810,832	-
	Senior Secured First Lien Super Priority DDTL	1,920,960	-	-	-	-	1,920,960	-
FST Holdings Parent, LLC	Equity	10,000,003	-	-	726,323	-	10,726,326	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan B	7,500,000	(7,373,166)	-	(126,834)	-	-	535,857
	Equity	10,150,000	(11,900,000)	-	(5,150,000)	6,900,000	-	-
Total Affiliated Investments		$37,289,617	$(25,481,801)	$(196,411)	$4,713,918	$(1,991,456)	$14,333,867	$732,176

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2024	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$38,870,711	$(4,141,486)	$-	$-	$-	$34,729,225	$2,233,395
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	3,383,877	(97,841)	-	-	-	3,286,036	268,831
	Equity	9,133,052	2,300,000	-	733,122		12,166,174	-
NSG Captive, Inc.	Equity	-	100,000	-	-	-	100,000	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,214,856	(1,705,081)	-	(9,775)	-	5,500,000	580,266
	Senior Secured First Lien Term Loan B	5,037,547	-	-	12,488,543	-	17,526,090	-
	Equity	-	11,900,000	-	(11,900,000)	-	-	-
Total Controlled Investments		$63,640,043	$8,355,592	$-	$1,311,890	$-	$73,307,525	$3,082,492

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 3. Investments (continued)

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, for which the Company owned 50%, that is deemed to be a “significant subsidiary” as of March 31, 2025 for which summarized financial information is presented below (dollars in thousands):

Balance Sheet	March 31, 2025 (Unaudited)	September 30, 2024 (Audited)
Total Assets	$50,622	$51,634
Total Liabilities	14,348	15,206

Income Statement	For the Six Months Ended March 31, 2025 (Unaudited)	For the Year Ended September 30, 2024 (Audited)
Total Income	$3,592	$4,955
Total Expenses	899	1,028
Net Income	$2,693	$3,927

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
March 31, 2025
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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2025 (dollars in thousands):

	Fair Value Hierarchy as of March 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$21,999	$95,839	$117,838
Senior Secured Notes	-	5,677	7,422	13,099
Equity/Warrants	28,155	-	126,151	154,306
Total	$28,155	$27,676	$229,412	$285,243
Investments measured at net asset value(1)				1,600
Total Investments, at fair value				$286,843

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2025 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2024	$68,987	$7,422	$63,881	$140,290
Purchases and other adjustments to cost	46,455	-	75,473	121,928
Sales (including repayments or maturities)	(19,625)	-	(11,467)	(31,092)
Net realized gains/(losses) from investments	(1,388)	-	-	(1,388)
Net unrealized gains/(losses)	1,410	-	(1,736)	(326)
Balance as of March 31, 2025	$95,839	$7,422	$126,151	$229,412

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
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

Net change in unrealized gain (loss) for the six months ended March 31, 2025 and 2024 included in earnings related to Level 3 investments still held as of March 31, 2025 and 2024 was approximately $0.1 million and $3.4 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2025, no investments were transferred in or out of Level 3. During the six months ended March 31, 2024, no investments were transferred in or out of Level 3.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$79,816	Income Approach	Market Yield	3.5% - 18.25% (11.6%)	Decrease
Senior Secured First Lien Term Loans	1,434	Market Approach	EBITDA Multiple	1.4x - 1.6x (1.5x)	Increase
Senior Secured First Lien Term Loans	997	Market Approach	Market Quote	N/A	N/A
Senior Secured First Lien Term Loans	13,592	Recent Purchase	Purchase Price	N/A	N/A
Senior Secured Notes	7,422	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	36,775	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	81,778	Market Approach	EBITDA Multiple	1.4x - 10.3x (8.3x)	Increase
Equity/Warrants	2,537	Income Approach	Market Yield	9.0%-28.8% (25.1%)	Decrease
Equity/Warrants	3,375	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	1,686	Income Approach	DLOM (Discount for lack of Marketability)	39.0%-45.0% (42.0%)	Decrease
Total	$229,412

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
March 31, 2025
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

As of March 31, 2025 and September 30, 2024, the Company’s asset coverage was 214.6% and 216.8%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of March 31, 2025 and September 30, 2024 were as follows (dollars in thousands):

	March 31, 2025				September 30, 2024
	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,310	$54,096	$57,500	$57,500	$56,143	$51,980
2028 Promissory Note	1,661	1,661	1,525	1,661	1,661	1,661	1,508	1,661
Revolving Credit Facility	7,900	79,600	79,600	79,600	9,427	78,073	78,073	78,073
Total debt	$67,061	$138,761	$137,435	$135,357	$68,588	$137,234	$135,724	$131,714

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

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
March 31, 2025
(Unaudited)

Note 5. Borrowings (continued)

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

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of March 31, 2025, the Company was in compliance in all respects with the terms of the Credit Facility.

As of March 31, 2025 and September 30, 2024, there was $79.6 million and $78.1 million outstanding, respectively, under the Credit Facility.

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2025 and September 30, 2024, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of March 31, 2025 and September 30, 2024, the 2028 Promissory Note is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4. As of March 31, 2025 and September 30, 2024, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 5. Borrowings (continued)

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of March 31, 2025 and September 30, 2024, debt issuance costs related to the 2023 Notes and the 2028 Note were as follows (dollars in thousands):

	For the six months ended			For the year ended
	March 31, 2025			September 30, 2024
	2028 Notes	2028 Promissory Note	Total	2028 Notes	2028 Promissory Note	Total
Total debt issuance costs at beginning of period	$1,357	$154	$1,511	$1,689	$-	$1,689
Debt issuance costs during the period	-	-	-	-	169	169
Amortized debt issuance costs	166	18	184	332	15	347
Unamortized debt issuance costs	$1,191	$136	$1,327	$1,357	$154	$1,511

For the three and six months ended March 31, 2025 and 2024, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2028 Notes, 2028 Promissory Note and the Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
2028 Notes Interest	$763	$754	$1,510	$1,508
2028 Promissory Note Interest	22	-	44	-
Credit Facility Interest	1,493	593	2,994	1,191
Commitment fees	2	17	9	31
Amortization of deferred financing costs	207	121	384	213
Amortization of debt issuance costs	92	82	184	166
Total	$2,579	$1,567	$5,125	$3,109
Weighted average stated interest rate	6.4%	6.3%	6.6%	6.3%
Weighted average debt outstanding	$142,324	$85,942	$139,254	$85,942

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three and six months ended March 31, 2025, we incurred approximately $0.1 million and $0.2 million in administrator expenses, respectively. For the three and six months ended March 31, 2024, we incurred approximately $0.1 million and $0.1 million in administrator expenses, respectively.

As of March 31, 2025 and September 30, 2024, $0.0 million and $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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
March 31, 2025
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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 6. Agreements (continued)

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

The Target Performance Award for the 2025 LTIP Plan for each of Mr. Lorber and Ms. McMillan is $1,000,000 and $425,000, respectively.

During the three and six months ended March 31, 2025, the Company recorded an expense of $303,848 and $630,168 respectively, for these awards. During the three and six months ended March 31, 2024, the Company recorded an expense of $504,890 and $809,690, respectively, for these awards.

Note 7. Related Party Transactions

During the year ended September 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Wireless Maritime Services was transferred to NVTN LLC.

Due from/to Affiliates

Due from affiliates at March 31, 2025 and September 30, 2024 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at March 31, 2025 and September 30, 2024 consists of certain expenses payable by the Company to certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of March 31, 2025 and September 30, 2024, we had commitments under loan and financing agreements to fund up to $3.6 million to four portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2025 and September 30, 2024 is shown in the table below (dollars in thousands):

	March 31, 2025	September 30, 2024
MB Precision Investment Holdings LLC– Senior Secured First Lien Revolver	$572	$-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,429	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	57	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	246	246
Tamarix Capital Partners II, L.P. - Fund Investment	1,313	1,313
Total unfunded commitments	$3,617	$1,616

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 8. Commitments (continued)

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

As of March 31, 2025 and September 30, 2024, the asset related to the operating lease was $261,228 and $322,131, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of March 31, 2025 and September 30, 2024, the lease liability was $223,362 and $294,063, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of March 31, 2025 and September 30, 2024, the remaining lease term was approximately two years and two years, respectively and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of March 31, 2025:

For the Years Ended September 30,	Amount
2025	$80,586
2026	161,680
2027	27,417
Thereafter	-
269,683
Difference between undiscounted and discounted cash flows	(46,322)
$223,361

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Prepayment fee	$15	$-	$15	$-
Administrative agent fee	-	75	5	75
Other fees	15	2	21	4
Fee income	$30	$77	$41	$79

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2025, the Company recognized $0.2 million and $0.4 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2024, the Company recognized $0.2 million and $0.4 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2025.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 11. Earnings Per Share (continued)

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and six months ended March 31, 2025 and 2024 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(896)	$5,372	$1,568	$9,906
Weighted average shares of common stock outstanding - basic and diluted	2,019,778	2,048,622	2,019,778	2,060,723
Earnings (loss) per share of common stock - basic and diluted	$(0.44)	$2.62	$0.78	$4.81

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2025 and 2024:

	For the Six Months Ended March 31,
	2025	2024
Per share data
Net Asset Value per share at Beginning of Period	$79.37	$70.75

Results of Operations:
Net Investment Income/(Loss)	1.28	1.11
Net Realized Gain/(Loss) on Investments	0.05	(0.76)
Net Unrealized Gain/(Loss) on Investments	(0.39)	4.46
Net loss on extinguishment of debt	-	-
Deferred tax benefit (expense)	(0.16)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.78	4.81

Capital Share Transactions
Distributions declared	(1.43)	-
Repurchase of common stock under stock repurchase program	-	0.79
Net Increase (Decrease) Resulting from Capital Share Transactions	(1.43)	0.79
Net Asset Value per share at End of Period	$78.72	$76.35

Net Assets at End of Period	$158,987,514	$154,271,897
Shares Outstanding at End of Period	2,019,778	2,020,490

Per share market value at end of period	$54.00	$44.10
Total return based on market value(1)	16.45%	16.36%
Total return based on net asset value(2)	0.98%	5.16%
Portfolio turnover rate	29.19%	13.83%

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(3)	3.27%	3.08%
Ratio of total expenses to average net assets(3)	12.16%	10.95%

Supplemental Data:
Percentage of non-recurring fee income(4)	0.33%	0.76%
Average debt outstanding(5)	$139,253,604	$85,941,941
Average debt outstanding per weighted average common share	$68.95	$41.70
Asset coverage ratio per unit(6)	$2,146	$2,795
Senior Securities Outstanding(7)
2028 Notes	$57,500,000	$57,500,000
2028 Promissory Note	$1,661,498	$-
Credit Facility	$79,600,000	$28,441,941

Average market value per unit:
2028 Notes	$22.57	$22.53

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
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

As of March 31, 2025, the Company’s asset coverage was 214.6% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

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

On February 6, 2025, the Board of Directors declared a special dividend of $1.43 per share. This dividend was paid on February 19, 2025 to stockholders of record as of February 17, 2025. The dividends declared during the six months ended March 31, 2025 were derived from net investment income, determined on a tax basis.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 703,931 shares of common stock through March 31, 2025 with a total cost of approximately $28.1 million, or 25.8% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $6.9 million.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 14. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $39.93 per share under its share repurchase program from February 10, 2021 through March 31, 2025:

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

During the three and six months ended March 31, 2025, no shares were transferred into treasury. As of March 31, 2025, there were no shares that were not yet transferred into treasury.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. On April 17, 2025 (the “Third Amendment Effective Date”), in order to extend the term and increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the Third Amendment Effective Date (the “Third Amendment”). The Third Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $100.0 million (with potential access to up to an additional $50,000,000 pursuant to an uncommitted accordion provision) and appointed BankUnited, N.A. to assume all agency and syndication responsibilities from the prior agent and lenders. Outstanding loans under the terms of the Amendment will bear a monthly interest rate ranging from ABR + 1.35% to ABR + 1.75% for any alternative base rate loans and from Term SOFR + 2.35% to Term SOFR + 2.75% for any term benchmark loans based on the total debt to tangible net worth ratio. The Amendment also extended the term of the credit facility to April 17, 2030, five years from the Effective Date. Other material terms remain substantially unchanged.

Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended March 31, 2025.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

●	the impact of new or increased tariffs on various goods;

●	the impact of increased competition;

●	the impact of future acquisitions and divestitures;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us;

●	our contractual arrangements and relationships with third parties;

●	any future financings by us;

●	fluctuations in foreign currency exchange rates;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to locate suitable investments for us and to monitor and administer our investments;

●	our ability to attract and retain highly talented professionals;

●	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

●	the unfavorable resolution of legal proceedings;

●	uncertainties associated with the effect of pandemics and other future market disruptions on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of disruptions on our ability to continue to effectively manage our business; and

●	risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

We have evaluated subsequent events from March 31, 2025 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended March 31, 2025, the analysis contained herein may not fully account for market event impacts. As of March 31, 2025, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of March 31, 2025), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

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

The Target Performance Award for the 2025 LTIP Plan for each of Mr. Lorber and Ms. McMillan is $1,000,000 and $425,000, respectively.

During the three and six months ended March 31, 2025, the Company recorded an expense of $303,848 and $630,168 respectively, for these awards. During the three and six months ended March 31, 2024, the Company recorded an expense of $504,890 and $809,690, respectively, for these awards.

Portfolio and Investment Activity

As of March 31, 2025 and September 30, 2024, our portfolio had a fair market value of approximately $286.8 million and $227.9 million, respectively.

During the six months ended March 31, 2025, we received proceeds from sale and settlements of investments of $74.0 million, including principal proceeds, net realized gains on investments of $0.1 million and invested $132.9 million.

During the six months ended March 31, 2024, we received proceeds from sale and settlements of investments of $45.6 million, including principal and dividend proceeds, realized net losses on investments of $1.6 million, and invested $30.8 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	March 31, 2025		September 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$8,662	$7,753	$6,209	$5,427
Largest portfolio company by amortized cost and fair value, respectively	52,853	48,397	48,553	36,683

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2025 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$133,693	41.8%	117,838	41.0%
Senior Secured Notes	12,914	4.0	13,099	4.6
Fund Investment	1,746	0.5	1,600	0.6
Equity/Warrants	172,132	53.7	154,306	53.8
Total Investments	$320,485	100.0%	$286,843	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2024 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$129,957	49.8%	$113,990	50.0%
Senior Secured Notes	18,127	7.0	18,476	8.1
Fund Investment	1,746	0.7	1,525	0.7
Equity/Warrants	110,930	42.5	93,925	41.2
Total Investments	$260,760	100.0%	$227,916	100.0%

As of March 31, 2025, our income-bearing investment portfolio based upon cost represented 66.6% of our total portfolio of which 56.3% bore interest based on floating rates, such as SOFR, 18.1% bore interest at fixed rates, and 25.6% are income-producing equity investments. As of September 30, 2024, our income-bearing investment portfolio based upon cost represented 84.5% of our total portfolio of which 57.9% bore interest based on floating rates, such as LIBOR or SOFR, 17.0% bore interest at fixed rates, and 25.1% are income-producing equity investments. As of March 31, 2025, the Company had a weighted average yield of 11.8% on debt and other income producing investments. As of September 30, 2024, the Company had a weighted average yield of 12.3% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2025 and September 30, 2024 (dollars in thousands):

	March 31,2025		September 30, 2024
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	259,152	90.3%	200,162	87.8%
3	26,257	9.2%	8,835	3.9%
4	-	0.0%	16,520	7.2%
5	1,434	0.5%	2,399	1.1%
Total	$286,843	100.0%	$227,916	100.0%

Results of Operations

Operating results for three and six months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Total investment income	$6,019	$4,659	$12,236	$10,381
Less: Net expenses	5,053	4,088	9,644	8,101
Net investment income/(loss)	966	571	2,592	2,280
Net realized gains (losses) on investments	(1,065)	(1,791)	104	(1,561)
Net change in unrealized gains (losses) on investments	(467)	6,592	(798)	9,187
Deferred tax benefit (expense)	(330)	-	(330)	-
Net increase (decrease) in net assets resulting from operations	$(896)	$5,372	$1,568	$9,906

Investment Income

For the three months ended March 31, 2025, investment income totaled $6.0 million, of which $3.9 million was attributable to portfolio interest, approximately $2.1 million was attributable to dividend income, $0.0 million was attributable to fee and other income, and $0.0 million was attributable to interest on cash and cash equivalents. For the six months ended March 31, 2025, investment income totaled $12.2 million, of which $7.8 million was attributable to portfolio interest, approximately $4.2 million was attributable to dividend income, $0.1 million was attributable to fee and other income, and $0.1 million was attributable to interest on cash and cash equivalents. Dividend income was received from eight investments during the six months ended March 31, 2025.

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

Operating Expenses

Operating expenses for the three and six months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Interest and financing expenses	$2,579	$1,567	$5,125	$3,109
Salaries and benefits	1,185	1,524	2,214	2,950
Professional fees, net	578	343	996	701
Directors fees	204	188	408	375
Administrator expenses	113	58	197	135
Insurance expenses	86	97	175	194
General and administrative	308	311	529	636
Total Expenses	$5,053	$4,088	$9,644	$8,100

For the three months ended March 31, 2025, total operating expenses increased by $1.0 million, or 23.6% compared to the three months ended March 31, 2024. For the six months ended March 31, 2025, total operating expenses increased by $1.5 million, or 19.1% compared to the six months ended March 31, 2024.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2025 increased by $1.0 million, or 64.6% compared to the three months ended March 31, 2024. Interest and financing expenses for the six months ended March 31, 2025 increased by $2.0 million, or 64.8% compared to the six months ended March 31, 2024. The increase in interest and financing expenses for the three and six months ended March 31, 2025 was primarily due to increased borrowings on the Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2025 increased by $0.2 million, or 35.5% compared to the three months ended March 31, 2024. Professional fees and general and administrative expenses for the six months ended March 31, 2025 decreased by $0.2 million, or 14.1% compared to the six months ended March 31, 2024.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended March 31, 2025, we recognized $1.1 million of realized losses on our portfolio investments. During the six months ended March 31, 2025, we recognized $0.1 of realized gain on our portfolio investments. The realized losses for the three months ended March 31, 2025 were due to the realized loss of $1.9 million on Point.360, offset by realized gains on Altisource S.A.R.L., CB&L Associates Holdco I, LLC, and All Around Roustabout, LLC of $0.7 million. The realized gains for six months ended were primarily due to a realized gain on PHH Mortgage Corp. for $0.8 million, a realized gain on Chimera Investment Corp for $0.3 million, and realized gains on Altisource S.A.R.L., CB&L Associates Holdco I, LLC, and All Around Roustabout, LLC of $0.7 million, offset by a realized loss of $1.9 million on Point.360.

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

For the three months ended March 31, 2025, we had ($0.5) million of net unrealized depreciation on investments. The net unrealized depreciation resulted from unrealized depreciation on JFL-NGS-WCS Partners, LLC for $0.9 million, NVTN LLC for $0.9 million, ECC Capital Corp. for $0.4 million, and Staples, Inc. for $0.3 million, offset by the reversal of the unrealized loss on Point.360 for $2.1 million.

For the six months ended March 31, 2025, we had $(0.8) million of net unrealized depreciation on investments. The net unrealized depreciation resulted from unrealized depreciation on NVTN LLC of $1.1 million, Black Angus Steakhouses, LLC for $1.0 million, and NSG Captive Inc. for $0.8 million, offset by the reversal of the unrealized loss on Point.360 for $2.1 million.

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

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2025, the Company recorded a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments in the amount of $(329,636). For the three and six months ended 2024, the Company did not record a change in provision for deferred taxes.

Changes in Net Assets from Operations

For the three months ended March 31, 2025, we recorded a net decrease in net assets resulting from operations of $(0.9) million compared to a net increase in net assets resulting from operations of $5.4 million for the three months ended March 31, 2024. Based on 2,019,778 and 2,048,622 weighted average common shares outstanding for the three months ended March 31, 2025 and 2024, respectively, our per share net increase/(decrease) in net assets resulting from operations was $(0.44) for the three months ended March 31, 2025 and $2.62 for the three months ended March 31, 2024.

For the six months ended March 31, 2025, we recorded a net increase in net assets resulting from operations of $1.6 million compared to a net increase in net assets resulting from operations of $9.9 million for the six months ended March 31, 2024. Based on 2,019,778 and 2,060,723 weighted average common shares outstanding for the six months ended March 31, 2025 and 2024, respectively, our per share net increase in net assets resulting from operations was $0.78 for the six months ended March 31, 2025 and $4.81 for the six months ended March 31, 2024.

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

As of March 31, 2025 and September 30, 2024, we had $8.7 million and $67.6 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 703,931 shares of common stock through March 31, 2025, or 25.8% of shares outstanding as of the program’s inception, with a total cost of $28.1 million. The total remaining amount authorized under the expanded share repurchase program at March 31, 2025 was approximately $6.9 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility has a maturity date of December 15, 2025. As of March 31, 2025, there was $79.6 million outstanding borrowings by the Company under the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2025 and September 30, 2024, we had commitments under loan and financing agreements to fund up to $3.6 million to four portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2025 and September 30, 2024 is shown in the table below (dollars in thousands):

	March 31, 2025	September 30, 2024
MB Precision Investment Holdings LLC – Senior Secured First Lien Revolver	$572	$-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,429	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	57	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	246	246
Tamarix Capital Partners II, L.P. - Fund Investment	1,313	1,313
Total unfunded commitments	$3,617	$1,616

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

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at March 31, 2025 (dollars in thousands):

	Payments Due by Period
	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$(84,000,000)	$-	$-	$-	$(84,000,000)
2028 Notes	-	-	-	(57,500,000)	(57,500,000)
2028 Promissory Note	-	-	-	(1,661,498)	(1,661,498)
Operating Lease Obligation (1)	(120,711)	(148,972)	-	-	(269,683)
Total contractual obligations	$(84,120,711)	$(148,972)	$-	$(59,161,498)	$(143,431,181)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 1, 2025, as well as any time on or after the 84th month anniversary of September 1, 2025.

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

On May 9, 2024, the Board of Directors declared a special dividend in the amount of $2,645,925. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,888,283 for a record date of February 17, 2025 and payable on February 19, 2025.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2025, certain investments in two portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $1.4 million, or 0.5% of the fair value of our portfolio. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio.

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

Recent Developments

On April 17, 2025 (the “Third Amendment Effective Date”), in order to extend the term and increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the Third Amendment Effective Date (the “Third Amendment”). The Third Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $100.0 million (with potential access to up to an additional $50,000,000 pursuant to an uncommitted accordion provision) and appointed BankUnited, N.A. to assume all agency and syndication responsibilities from the prior agent and lenders. Outstanding loans under the terms of the Amendment will bear a monthly interest rate ranging from ABR + 1.35% to ABR + 1.75% for any alternative base rate loans and from Term SOFR + 2.35% to Term SOFR + 2.75% for any term benchmark loans based on the total debt to tangible net worth ratio. The Amendment also extended the term of the credit facility to April 17, 2030, five years from the Effective Date. Other material terms remain substantially unchanged.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended March 31, 2025 and the year ended September 30, 2024, we did not engage in hedging activities.

As of March 31, 2025, 51.6% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate floor as of March 31, 2025 was as follows (dollars in thousands):

	March 31, 2025
SOFR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$14,239	13.7%
1% to under 2%	38,758	37.2
2% to under 3%	2,627	2.5
3% to under 4%	-	-
4% to under 5%	7,207	6.9
No Floor	41,268	39.7
Total	$104,099	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$4,200	$(2,400)	$1,800
Up 200 basis points	2,800	(1,600)	1,200
Up 100 basis points	1,400	(800)	600
Down 100 basis points	(1,400)	800	(600)
Down 200 basis points	(2,800)	1,600	(1,200)
Down 300 basis points	(4,200)	2,400	(1,800)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 17, 2024, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended March 31, 2025 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

As of March 31, 2025, 16.1% of our total assets were invested in NSG, our insurance business.

This significant exposure subjects our Company to various risks associated with such business (which are identified in “Risks of the Insurance Business” under Item 1A in our annual report on Form 10-K for the fiscal year ended September 30, 2024) to a much greater extent than companies not similarly concentrated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.11	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.12	Credit Agreement, dated December 15, 2022, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed December 16, 2022).

10.13	First Amendment to Credit Agreement and Consent, dated February 21, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.14	Second Amendment to Credit Agreement and Consent, dated August 5, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on December 17, 2024)

10.15	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.16	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

10.17	Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on December 16, 2022).

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2025

PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)