Form 10-Q
period 2025-06-30
PhenixFIN Corp
filed 2025-08-06
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The Registrant had 2,003,869 shares of common stock, $0.001 par value, outstanding as of August 6, 2025.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	June 30, 2025 (Unaudited)	September 30, 2024
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $158,364,341 and $143,179,354 respectively)	$159,391,606	$142,233,426
Affiliated investments (amortized cost of $10,008,289 and $20,564,242, respectively)	11,592,334	14,750,785
Controlled investments (amortized cost of $150,432,462 and $97,016,429, respectively)	123,454,891	70,931,647
Total Investments at fair value	294,438,831	227,915,858
Cash and cash equivalents	7,270,519	67,571,559
Receivables:
Interest receivable	1,135,646	1,313,598
Other receivable	16,640	65,838
Dividends receivable	-	23,468
Deferred financing costs	1,458,777	760,680
Due from Affiliate	1,101,599	90,500
Deferred tax asset, net	953,505	887,099
Other assets	298,155	1,066,323
Prepaid share repurchase	101,115	101,115
Receivable for investments sold	35,445	2,955,775
Total Assets	$306,810,232	$302,751,813

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $1,234,485 and $1,510,815, respectively)	$144,918,632	$135,723,636
Accounts payable and accrued expenses	3,300,818	5,570,150
Interest and fees payable	1,213,024	768,043
Other liabilities	190,743	294,063
Deferred tax liability, net	340,531	-
Due to Affiliate	152,365	88,148
Total Liabilities	150,116,113	142,444,040

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,003,869 and 2,019,778 common shares outstanding, respectively	2,004	2,020
Capital in excess of par value	704,113,672	704,909,588
Total distributable earnings (loss)	(547,421,557)	(544,603,835)
Total Net Assets	156,694,119	160,307,773
Total Liabilities and Net Assets	$306,810,232	$302,751,813

Net Asset Value Per Common Share	$78.20	$79.37

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$3,758,928	$2,971,965	$9,708,993	$7,605,006
Payment in-kind	213,590	231,113	832,055	412,317
Affiliated investments:
Cash	-	10,682	-	742,858
Controlled investments:
Cash	607,929	650,244	1,822,914	1,230,510
Payment in-kind	-	334,398	-	603,229
Total interest income	4,580,447	4,198,402	12,363,962	10,593,920
Dividend income
Non-controlled, non-affiliated investments	247,322	531,151	1,221,852	1,963,744
Affiliated investments	-	-	254,231	-
Controlled investments	617,056	982,903	3,597,022	3,216,298
Total dividend income	864,378	1,514,054	5,073,105	5,180,042
Interest from cash and cash equivalents	27,804	147,127	132,557	387,501
Fee income (see Note 9)	684,330	375,363	822,841	453,988
Other income	-	-	-	22
Total Investment Income	6,156,959	6,234,946	18,392,465	16,615,473

Expenses:
Interest and financing expenses	2,660,472	1,721,767	7,785,246	4,831,180
Salaries and benefits	1,237,767	1,514,872	3,451,438	4,464,372
Professional fees, net	304,540	432,416	1,300,518	1,133,120
General and administrative expenses	398,494	226,903	928,026	862,740
Directors fees	204,000	187,500	612,000	562,500
Administrator expenses (see Note 6)	106,740	75,351	303,924	210,753
Insurance expenses	87,460	95,983	262,379	290,433
Total expenses	4,999,473	4,254,792	14,643,531	12,355,098
Net Investment Income	1,157,486	1,980,154	3,748,934	4,260,375

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,665,458)	155,419	(1,561,801)	585,977
Affiliated investments	(10,320,353)	-	(10,320,353)	(1,991,456)
Controlled investments	-	8,542,831	-	8,542,831
Total net realized gains (losses)	(11,985,811)	8,698,250	(11,882,154)	7,137,352
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(18,517)	1,823,185	1,973,193	4,984,195
Affiliated investments	8,379,055	73,960	7,397,502	4,787,878
Controlled investments	914,813	(9,966,938)	(892,789)	(8,655,048)
Total net change in unrealized gains (losses)	9,275,351	(8,069,793)	8,477,906	1,117,025
Deferred tax benefit (expense)	55,511	-	(274,125)	-
Total realized and unrealized gains (losses)	(2,654,949)	628,457	(3,678,373)	8,254,377

Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,497,463)	$2,608,611	$70,561	$12,514,752

Weighted average basic and diluted earnings per common share	$(0.74)	$1.29	$0.03	$6.11
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,017,330	2,019,786	2,018,962	2,047,127

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock			Total Distributable
	Shares	Par Amount	Capital in Excess of Par Value	Earnings/(Loss)	Total Net Assets
Balance at March 31, 2024	2,020,490	$2,021	$692,472,513	$(538,202,637)	$154,271,897
OPERATIONS
Net investment income (loss)	-	-	-	1,980,154	1,980,154
Net realized gains (losses) on investments	-	-	-	8,698,250	8,698,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,069,793)	(8,069,793)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,645,925)	(2,645,925)
Repurchase of common shares	(712)	-	(31,180)	-	(31,180)
Total Increase (Decrease) in Net Assets	(712)	-	(31,180)	(37,314)	(68,494)

Balance at June 30, 2024	2,019,778	$2,021	$692,441,333	$(538,239,951)	$154,203,403

Balance at March 31, 2025	2,019,778	$2,020	$704,909,588	$(545,924,094)	$158,987,514
OPERATIONS
Net investment income (loss)	-	-	-	1,157,486	1,157,486
Net realized gains (losses) on investments	-	-	-	(11,985,811)	(11,985,811)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	9,275,351	9,275,351
Deferred tax benefit (expense)	-	-	-	55,511	55,511
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(15,909)	(16)	(795,916)	-	(795,932)
Total Increase (Decrease) in Net Assets	(15,909)	(16)	(795,916)	(1,497,463)	(2,293,395)

Balance at June 30, 2025	2,003,869	$2,004	$704,113,672	$(547,421,557)	$156,694,119

Balance at September 30, 2023	2,073,713	$2,074	$694,812,239	$(548,108,778)	$146,705,535
OPERATIONS
Net investment income (loss)	-	-	-	4,260,375	4,260,375
Net realized gains (losses) on investments	-	-	-	7,137,352	7,137,352
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,117,025	1,117,025
Total Increase (Decrease) in Net Assets
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,645,925)	(2,645,925)
Repurchase of common shares	(53,935)	(53)	(2,370,906)	-	(2,370,959)
Total Increase (Decrease) in Net Assets	(53,935)	(53)	(2,370,906)	9,868,827	7,497,868

Balance at June 30, 2024	2,019,778	$2,021	$692,441,333	$(538,239,951)	$154,203,403

Balance at September 30, 2024	2,019,778	$2,020	$704,909,588	$(544,603,835)	$160,307,773
OPERATIONS
Net investment income (loss)	-	-	-	3,748,934	3,748,934
Net realized gains (losses) on investments	-	-	-	(11,882,154)	(11,882,154)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	8,477,906	8,477,906
Deferred tax benefit (expense)	-	-	-	(274,125)	(274,125)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,888,283)	(2,888,283)
Repurchase of common shares	(15,909)	(16)	(795,916)	-	(795,932)
Total Increase (Decrease) in Net Assets	(15,909)	(16)	(795,916)	(2,817,722)	(3,613,654)

Balance at June 30, 2025	2,003,869	$2,004	$704,113,672	$(547,421,557)	$156,694,119

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$70,561	$12,514,752
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	90,769,387	87,901,740
Purchases, originations and participations	(159,511,135)	(85,486,774)
Investment increases due to payment-in-kind interest	(832,055)	(1,015,546)
Net amortization of premium (discount) on investments	(353,418)	(365,717)
Amortization of debt issuance cost	276,330	249,913
Amortization of deferred financing cost	482,673	339,587
Net realized (gains) losses from investments	11,882,154	(7,137,352)
Net unrealized (gains) losses on investments	(8,477,906)	(1,117,025)
(Increase) decrease in operating assets:
Interest receivable	177,952	(744,169)
Other receivable	49,198	(174,559)
Dividends receivable	23,468	(54,226)
Due from affiliate	(1,011,099)	(41,964)
Other assets	768,168	422,435
Prepaid share repurchase	-	97,904
Receivable for investments sold	2,920,330	3,940,175
Provision for deferred taxes on unrealized appreciation/(depreciation) on investments	274,125	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,269,332)	722,418
Interest and fees payable	444,981	(170,341)
Other liabilities	(103,320)	(105,653)
Deferred revenue	-	(421,685)
Due to Affiliate	64,217	183,548
Payable for investments purchased	-	(2,288,228)
Administrator expenses payable	-	143,936
Net cash provided by (used in) operating activities	(64,354,721)	7,393,169
Cash Flows from Financing Activities:
Debt issuance	36,918,666	21,971,498
Paydowns on debt	(28,000,000)	(21,178,988)
Debt issuance costs paid	-	(994)
Deferred financing costs	(1,180,770)	(289,505)
Distributions paid to shareholders	(2,888,283)	(2,645,925)
Repurchase of common shares	(795,932)	(2,370,959)
Net cash provided by (used in) financing activities	4,053,681	(4,514,873)
Net increase (decrease) in cash and cash equivalents	(60,301,040)	2,878,296
Cash and cash equivalents, beginning of period	67,571,559	5,988,223
Cash and cash equivalents, end of period	$7,270,519	$8,866,519

Supplemental information:
Interest paid during the period	$6,418,876	$4,365,399
Non-cash purchase of investments	$12,665,596	$45,900,000
Non-cash sale of investments	$12,665,596	$45,900,000

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	12% Senior Secured First Lien Term Loan	3/7/2030	$8,966,250	$8,796,931	$8,786,925	5.60%
		Equity - 3,375,000 Units(21)		3,375,000	3,375,000	3,375,000	2.14%
				12,341,250	12,171,931	12,161,925	7.74%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 6.50%)(14)(20)(24)(27)	4/30/2030	8,054,585	8,309,343	7,883,425	5.02%
		Equity - 547,180 Units(13)(21)		547,180	3,327,909	4,667,445	2.97%
		Warrants(13)(21)	4/2/2029	111,343	647,105	56,784	0.04%
		Warrants(13)(21)	4/30/2032	111,343	622,110	55,672	0.04%
				8,824,451	12,906,467	12,663,326	8.07%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Real Estate	First Lien Term Loan (SOFR + CSA + 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	2,929,278	2,460,845	2,746,198	1.75%
				2,929,278	2,460,845	2,746,198	1.75%

Chimera Investment Corp.(11)	Real Estate	Equity - 151,710 Class C Preferred Units(13)(15)		151,710	3,635,972	3,424,095	2.19%
		Equity - 26,133 Class B Preferred Units(13)(24)		26,133	635,531	638,168	0.41%
				177,843	4,271,503	4,062,263	2.60%

Compass Diversified Holdings(11)	Real Estate	Equity - 47,550 Series C Preferred Units(13)		47,550	810,616	896,318	0.57%
				47,550	810,616	896,318	0.57%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,200,434	7,902,280	5.04%
				637,795	7,200,434	7,902,280	5.04%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(14)(20)(24)	3/30/2027	3,849,246	3,849,246	3,632,726	2.32%
				3,849,246	3,849,246	3,632,726	2.32%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	4,250,000	3,714,663	3,758,594	2.40%
				4,250,000	3,714,663	3,758,594	2.40%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	990,000	985,746	999,900	0.64%
JFL-NGS-WCS Partners, LLC		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	11,300,000	7.21%
				10,990,000	10,985,746	12,299,900	7.85%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%)(24)	12/31/2028	$8,762,782	$8,762,782	$8,762,782	5.59%
				8,762,782	8,762,782	8,762,782	5.59%

Lucky Bucks, LLC	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 5.00% PIK, 1.00% Floor)(20)(23)	10/2/2029	2,130,294	1,984,373	2,130,294	1.36%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	1,518,155	1,414,130	1,518,155	0.97%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	1,506,726	0.96%
				3,879,188	3,847,896	5,155,175	3.29%

MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan(SOFR + CSA + 8.00%, 4.00% Floor)(20)(24)(27)	9/30/2028	6,864,930	6,676,829	6,753,718	4.31%
		Senior Secured First Lien Revolver(SOFR + CSA + 8.00%, 4.00% Floor)(8)(20)(24)(27)	9/30/2028	1,605,629	1,561,736	1,582,032	1.01%
		Equity - Class E Preferred Units(21)(27)		3,909,018	2,966,331	2,750,972	1.76%
		Warrants(21)		3,380,282	827,409	690,592	0.44%
				15,759,859	12,032,305	11,777,314	7.512%

MFA Financial, Inc.(11)	Real Estate	Equity - 114,695 Class C Preferred Units(13)(24)		114,695	2,800,579	2,697,626	1.72%
				114,695	2,800,579	2,697,626	1.72%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	2,974,722	2,793,701	2,803,675	1.79%
		9.29% Senior Secured Note(14)	4/15/2029	4,000,000	3,676,250	3,872,500	2.47%
				6,974,722	6,469,951	6,676,175	4.26%

New York Mortgage Trust, Inc.(11)	Real Estate	Equity - 221,469 Class E Preferred Units(13)(24)		221,469	5,510,240	5,437,064	3.47%
		Equity - 17,243 Class F Preferred Units(13)(18)		17,243	375,635	364,689	0.23%
				238,712	5,885,875	5,801,753	3.70%

PHH Mortgage Corp.	Real Estate	9.875% Senior Secured Note(14)	11/1/2029	2,500,000	2,343,050	2,475,000	1.58%
				2,500,000	2,343,050	2,475,000	1.58%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	8,922,908	7,928,883	6,658,720	4.25%
				8,922,908	7,928,883	6,658,720	4.25%

PREIT Associates	Real Estate	Senior Secured First Lien Term Loan (SOFR + CSA + 7.00%)(14)(20)(23)	4/1/2029	69,297	67,911	68,604	0.04%
		Senior Secured Revolving Note (SOFR + CSA + 5.50%)(20)(23)	4/1/2029	42,653	41,800	42,227	0.03%
				111,950	109,711	110,831	0.07%

PSB Group, LLC	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(23)	4/17/2030	5,720,956	5,693,197	5,720,956	3.65%
		Senior Secured First Lien Revolver (SOFR + 6.75%, 1.00% Floor)(12)(23)	4/17/2030	-	-	-	0.00%
				5,720,956	5,693,197	5,720,956	3.65%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Redwood Trust Inc.(11)	Real Estate	Equity - 7,417 Class A Preferred Units(13)(19)		7,417	182,468	187,724	0.12%
				7,417	182,468	187,724	0.12%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.00%, 0.50% Floor)(24)	12/20/2029	$13,503,571	$13,434,844	$13,386,090	8.54%
		Senior Secured First Lien Revolver (SOFR + 6.00%, 1.00% Floor)(12)(24)	12/20/2029	-	-	-	0.00%
				13,503,571	13,434,844	13,386,090	8.54%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	321,186	0.20%
				358,867	345,491	321,186	0.20%

Spotter Inc.	High Tech Industries	Equity - Series D-1 Preferred Stock(21)		414,293	5,999,998	5,999,998	3.83%
				414,293	5,999,998	5,999,998	3.83%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	3,970,000	3,834,349	3,657,363	2.33%
				3,970,000	3,834,349	3,657,363	2.33%

Tamarix Capital Partners II, L.P.(11)(22)	Banking	Fund Investment(8)(21)		N/A	1,746,049	1,649,842	1.05%
				-	1,746,049	1,649,842	1.05%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,100,000	2,082,899	2,113,125	1.35%
				2,100,000	2,082,899	2,113,125	1.35%

Wingman Holdings, Inc.	Aerospace & Defense	Senior Secured Revolving Note (SOFR + 8.75%, 3.00% Floor)(23)	4/17/2029	805,120	782,413	797,069	0.51%
		Senior Secured First Lien Term Loan (SOFR + 8.75%, 3.00% Floor)(23)	4/17/2029	12,400,920	12,281,619	12,276,911	7.83%
		Equity - 350 Common Shares(21)		350	700,000	387,436	0.25%
				13,206,390	13,764,032	13,461,416	8.59%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	624,904	629,557	624,904	0.40%
		First Out Delayed Draw Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	31,455	34,262	31,456	0.02%
		Last Out Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	1,863,568	1,858,155	1,858,909	1.19%
		Last Out Delayed Draw Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	140,082	140,082	139,731	0.09%
				2,660,009	2,662,056	2,655,000	1.70%

Subtotal Non-Controlled/Non-Affiliated Investments				134,086,884	$158,364,341	$159,391,606	101.68%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,008,289	11,592,334	7.40%
				625,548	10,008,289	11,592,334	7.40%

Subtotal Affiliated Investments				625,548	$10,008,289	$11,592,334	7.40%

Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	$4,257,002	$6,468,000	4.13%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	7,422,012	7,422,012	7,422,012	4.74%
				91,422,012	11,679,014	13,890,012	8.87%

FlexFIN, LLC	Services: Business	Equity Interest		36,245,002	36,245,002	36,245,002	23.13%
				36,245,002	36,245,002	36,245,002	23.13%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)(21)		100,000	49,255,076	48,428,501	30.91%
				100,000	49,255,076	48,428,501	30.91%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	10,200,000	10,316,309	10,200,000	6.51%
		Senior Secured First Lien Term Loan B (AFR, 4.22%)(26)	12/31/2026	17,552,420	13,916,082	14,691,376	9.38%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				39,259,579	53,253,370	24,891,376	15.89%

Subtotal Control Investments				167,026,593	$150,432,462	$123,454,891	78.80%

Total Investments, June 30, 2025				301,739,025	$318,805,092	$294,438,831	187.88%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2025

(Unaudited)

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(24,366,261).

The tax cost basis of investments is $318,805,092 as of June 30, 2025.

The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $156,694,119 as of June 30, 2025.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of June 30, 2025 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of June 30, 2025.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of June 30, 2025, non-qualifying assets represented 11.91% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2025, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2025 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2025 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	Not in use
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to a rate equal to the five-year US Treasury Rate plus a 6.278% spread on 4/15/2028.
(20)	Credit Spread Adjustment (“CSA”)
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.
(25)	Not in use
(26)	The interest rate on these securities is subject to the monthly Applicable Federal Rate, which as of June 30, 2025 was 3.93%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”

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

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(14)(20)(24)	3/30/2027	$3,879,397	$3,879,397	$3,830,905	2.39%
				3,879,397	3,879,397	3,830,905	2.39%

Franklin BSP Realty Trust, Inc.(11)	Real Estate	Equity - 66,107 Common Units(13)		66,107	907,782	863,357	0.54%
				66,107	907,782	863,357	0.54%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	4,250,000	3,714,663	3,392,031	2.12%
				4,250,000	3,714,663	3,392,031	2.12%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 192,300 Class C Preferred Units(13)(16)		192,300	4,725,994	4,624,815	2.88%
				192,300	4,725,994	4,624,815	2.88%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	997,500	992,748	1,002,488	0.63%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	12,700,000	7.92%
				10,997,500	10,992,748	13,702,488	8.55%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2028	12,161,321	12,161,321	12,161,321	7.59%
				12,161,321	12,161,321	12,161,321	7.59%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Priority Second Out Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	1,351,031	1,324,010	1,351,031	0.84%
		Priority First Out Exit Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	684,370	621,820	684,370	0.43%
LB NewHoldCo, LLC		Equity - 180,739 Membership Units(21)		180,739	174,393	1,420,305	0.89%
				2,216,140	2,120,223	3,455,706	2.16%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	3/10/2029	4,874,543	4,840,100	4,868,450	3.04%
				4,874,543	4,840,100	4,868,450	3.04%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
MFA Financial, Inc.(11)	Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		$97,426	$2,318,487	$2,308,996	1.44%
				97,426	2,318,487	2,308,996	1.44%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	1,994,949	1,885,227	1,865,278	1.16%
				1,994,949	1,885,227	1,865,278	1.16%

New York Mortgage Trust, Inc.(11)	Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	4,039,200	2.52%
				165,000	4,102,076	4,039,200	2.52%

PHH Mortgage Corp.	Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,990,720	7,661,981	4.78%
				7,686,000	6,990,720	7,661,981	4.78%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	8,838,431	8,289,487	8,484,894	5.29%
				8,838,431	8,289,487	8,484,894	5.29%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + 4.25%, 0.50% Floor)(14)(24)	12/16/2028	3,509,670	3,499,674	3,505,283	2.19%
				3,509,670	3,499,674	3,505,283	2.19%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	6,666,667	6,612,831	6,666,667	4.16%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	3,200,000	3,171,118	3,200,000	2.00%
				9,866,667	9,783,949	9,866,667	6.16%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2024

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		$358,867	$345,491	$375,105	0.23%
				358,867	345,491	375,105	0.23%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	4,000,000	3,845,748	3,632,500	2.27%
				4,000,000	3,845,748	3,632,500	2.27%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(21)		N/A	1,746,049	1,524,911	0.96%
				-	1,746,049	1,524,911	0.96%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,550,000	2,526,140	2,581,875	1.61%
				2,550,000	2,526,140	2,581,875	1.61%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	166,795	0.10%
				350	700,000	166,795	0.10%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(24)	10/16/2028	646,390	650,342	641,542	0.40%
		First Out Delayed Draw Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(8)(24)	10/16/2028	32,366	33,259	32,123	0.02%
		Last Out Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(24)	10/16/2028	1,863,568	1,853,360	1,830,956	1.14%
		Last Out Delayed Draw Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(8)(24)	10/16/2028	140,082	142,014	137,630	0.09%
				2,682,406	2,678,975	2,642,251	1.65%

Subtotal Non-Controlled/Non-Affiliated Investments				128,069,299	$143,179,354	$142,233,426	88.75%

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
June 30, 2025
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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or REITs.) We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based (gems) lending business and overseeing an insurance business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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
June 30, 2025
(Unaudited)

Note 2. Significant Accounting Policies (continued)

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2025 and September 30, 2024, we had $7.3 million and $67.6 million in cash and cash equivalents, respectively, none of which is restricted.

Debt Issuance Costs and Deferred Financing Costs

Debt issuance costs, incurred in connection with unsecured notes (see Note 5), are deferred and amortized over the life of the respective instrument. Deferred financing costs related to the issuance of revolving debt obligations (see Note 5) are deferred and amortized over the life of the respective obligation. Debt issuance costs related to any unsecured notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities. Deferred financing costs related to any credit facilities are presented on the Consolidated Statements of Assets and Liabilities.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.  For the three and nine months ended June 30, 2025, the Company earned approximately $0.2 million and $0.8 million in PIK interest, respectively. For the three and nine months ended June 30, 2024, the Company earned approximately $0.6 million and $1.0 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned. For the three and nine months ended June 30, 2025, fee income was approximately $684.3 thousand and approximately $822.8 thousand, respectively (see Note 9). For the three and nine months ended June 30, 2024, fee income was approximately $375.4 thousand and approximately $454.0 thousand, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. The Company recognized a realized gain related to restructuring transactions of $0.0 million and $0.3 million for the three and nine months ended June 30, 2025, respectively. No realized gains or losses relating to restructuring transactions occurred during the three and nine months ended June 30, 2024. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 2. Significant Accounting Policies (continued)

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio.

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
June 30, 2025
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
June 30, 2025
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
June 30, 2025
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion for oil and gas companies, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, as clarified by ASU 2025-01, which was released by the FASB in January 2025. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at June 30, 2025 and September 30, 2024. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $1.43 per share for a record date of February 17, 2025 and paid on February 19, 2025.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2025, the Company recorded a deferred tax liability of $0.3 million. For the year ended September 30, 2024, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss), net on investments in the Consolidated Statements of Operations. For the three months ended June 30, 2025, the Company recorded a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments in the amount of $55,511. For the nine months ended June 30, 2025, the Company recorded a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments in the amount of $(274,125). For the three and nine months ended June 30, 2024, the Company did not record a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments.

As of June 30, 2025 and September 30, 2024, the Company had a deferred tax asset of $14.9 million and $20.9 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of June 30, 2025 and September 30, 2024, the Company has booked a valuation allowance of $13.9 million and $20.0 million, respectively, against its deferred tax asset.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2025. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

Segments

The Company invests in portfolio companies that operate in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements. See Note 3 for further information.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 3. Investments

The composition of our investments as of June 30, 2025 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$128,208	40.2%	$119,867	40.6%
Senior Secured Notes	17,156	5.4	17,528	6.0
Fund Investment	1,746	0.5	1,650	0.6
Equity/Warrants	171,695	53.9	155,394	52.8
Total Investments	$318,805	100.0%	$294,439	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2025 and September 30, 2024, the total fair value of warrants was $803.0 thousand and $82.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended June 30, 2025, the Company did not acquire any additional warrants in an existing portfolio company. During the nine months ended June 30, 2025, the Company acquired one warrant in an existing portfolio company. During the three and nine months ended June 30, 2024, the Company did not acquire any additional warrants in an existing portfolio company.

For the three and nine months ended June 30, 2025, there was $434.7 thousand and $(59.0) thousand, respectively, in unrealized/(depreciation) related to warrants and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and nine months ended June 30, 2024, there was $34.8 thousand and $108.1 thousand, respectively, in unrealized depreciation related to warrants and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2025 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$53,103	17.9%
Insurance	48,429	16.3
Real Estate	40,770	13.8
Services: Consumer	37,581	12.8
Aerospace & Defense	25,239	8.6
Hotel, Gaming & Leisure	24,891	8.5
High Tech Industries	17,592	6.0
Construction & Building	16,058	5.5
Automotive	10,291	3.5
Metals & Mining	8,763	3.0
Consumer Discretionary	5,155	1.8
Media: Broadcasting & Subscription	4,917	1.7
Banking	1,650	0.6
Total	$294,439	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
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

The following table shows the portfolio composition by geographic location at fair value at June 30, 2025 (dollars in thousands):

	Fair Value	Percentage
Southeast	$107,519	36.4%
Northeast	104,982	35.7
West	31,670	10.8
Midwest	21,709	7.4
Southwest	15,575	5.3
Mid-Atlantic	321	0.1
International	12,663	4.3
Total	$294,439	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2024 (dollars in thousands):

	Fair Value	Percentage
Northeast	$87,269	38.3%
Southeast	61,276	26.9
Midwest	34,648	15.2
West	31,951	14.0
Southwest	2,749	1.2
Mid-Atlantic	375	0.2
International	9,648	4.2
Total	$227,916	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2025 and 2024 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2025	Earned Income	Fee/Other Income
Affiliated Investments
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	$751,207	$(243,889)	$-	$124,542	(631,860)	$-	$-	$-
	Senior Secured First Lien Term Loan	-	-	-	7,767,533	(7,767,533)	-	-	-
	Senior Secured First Lien Super Priority DDTL	1,647,776	-	-	273,184	(1,920,960)	-	-	-
FST Holdings Parent, LLC	Equity	12,351,802	8,289	-	(767,757)	-	11,592,334	254,231	-
Total Affiliated Investments		$14,750,785	$(235,600)	$-	$7,397,502	$(10,320,353)	$11,592,334	$254,231	$-

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2025	Earned Income	Fee/Other Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$7,422,012	$-	$-	$-	$-	$7,422,012	$538,943	$-
	Equity	4,872,000	-	-	1,596,000	-	6,468,000	-	161,611
FlexFIN, LLC	Equity Interest	36,683,045	(438,043)	-	-	-	36,245,002	3,597,022	-
NSG Captive, Inc.	Equity	101,000	49,154,076	-	(826,575)	-	48,428,501	-	391,271
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	5,500,000	4,700,000	-	-	-	10,200,000	575,494	-
	Senior Secured First Lien Term Loan B	16,353,590	-	-	(1,662,214)	-	14,691,376	708,477	-
Total Controlled Investments		$70,931,647	$53,416,033	$-	$(892,789)	$-	$123,454,891	$5,419,936	$552,882

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2024	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$751,479	$(1,096,561)	$(196,411)	$439,778	$101,715	$-	$48,327
	Senior Secured First Lien Term Loan A	-	-	-	9,473,068	(9,473,068)	-	-
	Revolving Credit Facility	4,632,177	(5,112,074)	-	-	479,897	-	158,674
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	875,749	-	-	-	-	875,749	-
	Senior Secured First Lien Term Loan	1,459,249	-	-	(1,008,883)	-	450,366	-
	Senior Secured First Lien Super Priority DDTL	1,920,960	-	-	-	-	1,920,960	-
FST Holdings Parent, LLC	Equity	10,000,003	-	-	1,160,749	-	11,160,752	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan B	7,500,000	(7,373,166)	-	(126,834)	-	-	535,857
	Equity	10,150,000	(11,900,000)	-	(5,150,000)	6,900,000	-	-
Total Affiliated Investments		$37,289,617	$(25,481,801)	$(196,411)	$4,787,878	$(1,991,456)	$14,407,827	$742,858

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2024	Earned Income
Controlled Investments
ECC Capital Corp.	Senior Secured Promissory Note	$-	$10,422,012	$-	$-	-	$10,422,012	$482,173
	Equity	-	4,251,084	-	(1,311,084)	-	2,940,000	-
FlexFIN, LLC	Equity Interest	38,870,711	(4,162,202)	-	-	-	34,708,509	3,216,298
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	3,383,877	5,769,816	(9,153,693)	-	-	-	268,831
	Equity	9,133,052	(10,378,988)	-	(7,296,895)	8,542,831	-	-
NSG Captive, Inc.	Equity	-	100,000	-	-	-	100,000	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,214,856	(1,693,577)	-	(21,279)	-	5,500,000	868,449
	Senior Secured First Lien Term Loan B	5,037,547	-	-	11,874,210	-	16,911,757	214,286
	Equity	-	11,900,000	-	(11,900,000)	-	-	-
Total Controlled Investments		$63,640,043	$16,208,145	$(9,153,693)	$(8,655,048)	$8,542,831	$70,582,278	$5,050,037

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 3. Investments (continued)

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, for which the Company owned 50%, that is deemed to be a “significant subsidiary” as of June 30, 2025 for which summarized financial information is presented below (dollars in thousands):

Balance Sheet	June 30, 2025 (Unaudited)	September 30, 2024 (Audited)
Total Assets	$51,239	$51,634
Total Liabilities	14,325	15,206

Income Statement	For the Nine Months Ended June 30, 2025 (Unaudited)	For the Year Ended September 30, 2024 (Audited)
Total Income	$4,838	$4,955
Total Expenses	1,399	1,028
Net Income	$3,439	$3,927

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2025 (dollars in thousands):

	Fair Value Hierarchy as of June 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$29,564	$90,303	$119,867
Senior Secured Notes	-	10,106	7,422	17,528
Equity/Warrants	32,795	-	122,599	155,394
Total	$32,795	$39,670	$220,324	$292,789
Investments measured at net asset value(1)				1,650
Total Investments, at fair value				$294,439

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2025 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2024	$68,987	$7,422	$63,881	$140,290
Purchases and other adjustments to cost	66,391	-	76,653	143,044
Sales (including repayments or maturities)	(35,192)	-	(12,983)	(48,172)
Net realized gains/(losses) from investments	(11,617)	-	(1,771)	(13,388)
Net unrealized gains/(losses)	9,617	-	(3,069)	6,545
Transfer in/(out)	(7,883)	-	(112)	(7,995)
Balance as of June 30, 2025	$90,303	$7,422	$122,599	$220,324

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

Net change in unrealized gain (loss) for the nine months ended June 30, 2025 and 2024 included in earnings related to Level 3 investments still held as of June 30, 2025 and 2024 was approximately $(4.6) million and $2.1 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2025, two investments were transferred out of Level 3. During the nine months ended June 30, 2024, five investments were transferred out of Level 3.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$74,570	Income Approach	Market Yield	3.5% - 14.25% (11.2%)	Decrease
Senior Secured First Lien Term Loans	1,000	Market Approach	Market Spread	4.25% - 4.75% (4.5%)	Increase
Senior Secured First Lien Term Loans	14,691	Market Approach	EBITDA Multiple	2.0x – 3.0x (2.5x)	Increase
Senior Secured First Lien Term Loans	42	Recent Purchase	Purchase Price	N/A	N/A
Senior Secured Notes	7,422	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	77,502	Market Approach	EBITDA Multiple	1.4x - 13.8x (11.0x)	Increase
Equity/Warrants	36,245	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	6,000	Market Approach	Revenue Multiple	2.5x-3.0x (2.8x)	Increase
Equity/Warrants	2,751	Income Approach	Market Yield	11.0%-28.8% (25.1%)	Decrease
Equity/Warrants	101	Cost Approach	Collateral Value	N/A	N/A
Total	$220,324

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 5. Borrowings (continued)

As of June 30, 2025 and September 30, 2024, the Company’s asset coverage was 207.2% and 216.8%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2025 and September 30, 2024 were as follows (dollars in thousands):

	June 30, 2025				September 30, 2024
	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,393	$54,096	$57,500	$57,500	$56,143	$51,980
2028 Promissory Note	1,661	1,661	1,534	1,661	1,661	1,661	1,508	1,661
Revolving Credit Facility	13,008	86,992	86,992	86,992	9,427	78,073	78,073	78,073
Total debt	$72,169	$146,153	$144,919	$142,749	$68,588	$137,234	$135,724	$131,714

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

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

On April 17, 2025 (the “Third Amendment Effective Date”), in order to extend the term and increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the Third Amendment Effective Date (the “Third Amendment”). The Third Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $100.0 million (with potential access to up to an additional $50.0 million pursuant to an uncommitted accordion provision) and appointed BankUnited, N.A. to assume all agency and syndication responsibilities from the prior agent and lenders. Outstanding loans under the terms of the Amendment bear a monthly interest rate ranging from ABR + 1.35% to ABR + 1.75% for any alternative base rate loans and from Term SOFR + 2.35% to Term SOFR + 2.75% for any term benchmark loans based on the total debt to tangible net worth ratio. The Amendment also extended the term of the credit facility to April 17, 2030, five years from the Third Amendment Effective Date. Other material terms remain substantially unchanged.

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of June 30, 2025, the Company was in compliance in all respects with the terms of the Credit Facility.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 5. Borrowings (continued)

As of June 30, 2025 and September 30, 2024, there was $87.0 million and $78.1 million outstanding, respectively, under the Credit Facility.

Outstanding loans under the Credit Facility bear a monthly interest rate at Term SOFR + 2.50%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit.

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2025 and September 30, 2024, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of June 30, 2025 and September 30, 2024, the 2028 Promissory Note is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4. As of June 30, 2025 and September 30, 2024, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of June 30, 2025 and September 30, 2024, debt issuance costs related to the 2023 Notes and the 2028 Note were as follows (dollars in thousands):

	For the nine months ended			For the year ended
	June 30, 2025			September 30, 2024
	2028 Notes	2028 Promissory Note	Total	2028 Notes	2028 Promissory Note	Total
Total debt issuance costs at beginning of period	$1,357	$154	$1,511	$1,689	$-	$1,689
Debt issuance costs during the period	-	-	-	-	169	169
Amortized debt issuance costs	250	27	277	332	15	347
Unamortized debt issuance costs	$1,107	$127	$1,234	$1,357	$154	$1,511

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 5. Borrowings (continued)

For the three and nine months ended June 30, 2025 and 2024, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2028 Notes, 2028 Promissory Note and the Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
2028 Notes Interest	$753	$756	$2,263	$2,264
2028 Promissory Note Interest	22	-	66	-
Credit Facility Interest	1,607	739	4,601	1,930
Commitment fees	(24)	17	(15)	48
Amortization of deferred financing costs	99	127	483	340
Amortization of debt issuance costs	92	83	276	249
Other	111	-	111	-
Total	$2,660	$1,722	$7,785	$4,831
Weighted average stated interest rate	6.6%	6.4%	6.6%	6.3%
Weighted average debt outstanding	$151,623	$94,127	$143,377	$88,660

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three and nine months ended June 30, 2025, we incurred approximately $0.1 million and $0.3 million in administrator expenses, respectively. For the three and nine months ended June 30, 2024, we incurred approximately $0.1 million and $0.2 million in administrator expenses, respectively.

As of June 30, 2025 and September 30, 2024, $0.0 million and $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

June 30, 2025

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

The Target Performance Award for the 2025 LTIP Plan for each of Mr. Lorber and Ms. McMillan is $1,000,000 and $425,000, respectively.

During the three and nine months ended June 30, 2025, the Company recorded an expense of $275,342 and $905,510 respectively, for these awards. During the three and nine months ended June 30, 2024, the Company recorded an expense of $684,735 and $1,494,425, respectively, for these awards.

Note 7. Related Party Transactions

During the year ended September 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Wireless Maritime Services was transferred to NVTN LLC.

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their investment assets. During the nine months ended June 30, 2025, the Company recognized $0.6 million of fee income related to these contracts.

Due from/to Affiliates

Due from affiliates at June 30, 2025 and September 30, 2024 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at June 30, 2025 and September 30, 2024 consists of certain expenses payable by the Company to certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of June 30, 2025 and September 30, 2024, we had commitments under loan and financing agreements to fund up to $4.7 million to five portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2025 and September 30, 2024 is shown in the table below (dollars in thousands):

	June 30, 2025	September 30, 2024
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$85	$-
PSB Group, LLC - Revolver	765	-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,429	-
Tamarix Capital Partners II, L.P. - Fund Investment	865	1,313
Wingman Holdings, Inc. - Revolver	1,563	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	-	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	-	246
Total unfunded commitments	$4,707	$1,616

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 8. Commitments (continued)

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

As of June 30, 2025 and September 30, 2024, the asset related to the operating lease was $231,469 and $322,131, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of June 30, 2025 and September 30, 2024, the lease liability was $190,743 and $294,063, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of June 30, 2025 and September 30, 2024, the remaining lease term was approximately one year and two years, respectively, and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of June 30, 2025:

For the Years Ended September 30,	Amount
2025	$42,394
2026	161,680
2027	27,417
Thereafter	-
231,491
Difference between undiscounted and discounted cash flows	(40,748)
$190,743

Note 9. Fee Income

Fee income consists of amendment fees and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees and management fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Administrative agent fee	$-	$-	$5	$75
Amendment fee	4	-	4	-
Management fee	40	-	55		-
Other fees	640	375	759	379
Fee income	$684	$375	$823	$454

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2025, the Company recognized $0.2 million and $0.6 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2024, the Company recognized $0.2 million and $0.6 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2025.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2025 and 2024 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(1,497)	$2,609	$71	$12,515
Weighted average shares of common stock outstanding - basic and diluted	2,017,330	2,019,786	2,018,962	2,047,127
Earnings (loss) per share of common stock - basic and diluted	$(0.74)	$1.29	$0.03	$6.11

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2025 and 2024:

	For the Nine Months Ended June 30,
	2025	2024
Per share data
Net Asset Value per share at Beginning of Period	$79.37	$70.75

Results of Operations:
Net Investment Income/(Loss)	1.86	2.08
Net Realized Gain/(Loss) on Investments	(5.89)	3.49
Net Unrealized Gain/(Loss) on Investments	4.20	0.54
Deferred tax benefit (expense)	(0.14)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	0.03	6.11

Capital Share Transactions
Distributions declared from taxable income	(1.43)	(1.31)
Repurchase of common stock under stock repurchase program(1)	0.23	0.80
Net Increase (Decrease) Resulting from Capital Share Transactions	(1.20)	(0.51)
Net Asset Value per share at End of Period	$78.20	$76.35

Net Assets at End of Period	$156,694,119	$154,203,403
Shares Outstanding at End of Period	2,003,869	2,019,778

Per share market value at end of period	$50.65	$46.77
Total return based on market value(2)	9.41%	26.86%
Total return based on net asset value(3)	(0.45)%	6.91%
Portfolio turnover rate	33.80%	37.90%
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(4)	3.14%	3.76%
Ratio of total expenses to average net assets(4)	12.26%	10.90%

Supplemental Data:
Percentage of non-recurring fee income(5)	4.47%	2.73%
Average debt outstanding(6)	$143,376,643	$88,660,220
Average debt outstanding per weighted average common share	$71.02	$43.31
Asset coverage ratio per unit(7)	$2,072	$2,778
Senior Securities Outstanding(8)
2028 Notes	$57,500,000	$57,500,000
2028 Promissory Note	$1,661,498	$1,661,498
Credit Facility	$86,991,619	$27,572,953

Average market value per unit:
2028 Notes	$22.62	$22.51

(1)	The amount shown at this caption reflected the balance derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the repurchase of common stock due to the timing of the repurchase of the Company’s shares.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

Note 12. Financial Highlights (continued)

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

As of June 30, 2025, the Company’s asset coverage was 207.2% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

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

On February 6, 2025, the Board of Directors declared a special dividend of $1.43 per share. This dividend was paid on February 19, 2025 to stockholders of record as of February 17, 2025. The dividends declared during the nine months ended June 30, 2025 were derived from net investment income, determined on a tax basis.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 719,840 shares of common stock through June 30, 2025 with a total cost of approximately $28.9 million, or 26.4% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $6.1 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $40.15 per share under its share repurchase program from February 10, 2021 through June 30, 2025:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.03 - $45.03	1,801,205
April 2024	700	$43.76 - $43.76	30,637
May 2024	12	$44.82 - $44.82	543
June 2025	15,909	$50.03 - $50.03	795,932
Total	719,840		$28,904,377

During the three and nine months ended June 30, 2025, no shares were transferred into treasury. As of June 30, 2025, there were 15,909 shares that were not yet transferred into treasury.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2025.

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

We have evaluated subsequent events from June 30, 2025 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2025, the analysis contained herein may not fully account for market event impacts. As of June 30, 2025, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of June 30, 2025), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. These investments may also include investments in other BDCs, closed-end funds or REITs. We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business and overseeing an insurance business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

The Target Performance Award for the 2025 LTIP Plan for each of Mr. Lorber and Ms. McMillan is $1,000,000 and $425,000, respectively.

During the three and nine months ended June 30, 2025, the Company recorded an expense of $275,342 and $905,510 respectively, for these awards. During the three and nine months ended June 30, 2024, the Company recorded an expense of $684,735 and $1,494,425, respectively, for these awards.

Portfolio and Investment Activity

As of June 30, 2025 and September 30, 2024, our portfolio had a fair market value of approximately $294.4 million and $227.9 million, respectively.

During the nine months ended June 30, 2025, we received proceeds from sale and settlements of investments of $90.8 million, including principal proceeds, net realized gains on investments of $(11.9) million and invested $159.5 million.

During the nine months ended June 30, 2024, we received proceeds from sale and settlements of investments of $87.9 million, including principal and dividend proceeds, realized net losses on investments of $7.1 million, and invested $85.5 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	June 30, 2025		September 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$9,109	$8,413	$6,209	$5,427
Largest portfolio company by amortized cost and fair value, respectively	53,253	48,429	48,553	36,683

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2025 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$128,208	40.2%	119,867	40.6%
Senior Secured Notes	17,156	5.4	17,528	6.0
Fund Investment	1,746	0.5	1,650	0.6
Equity/Warrants	171,695	53.9	155,394	52.8
Total Investments	$318,805	100.0%	$294,439	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2024 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$129,957	49.8%	$113,990	50.0%
Senior Secured Notes	18,127	7.0	18,476	8.1
Fund Investment	1,746	0.7	1,525	0.7
Equity/Warrants	110,930	42.5	93,925	41.2
Total Investments	$260,760	100.0%	$227,916	100.0%

As of June 30, 2025, our income-bearing investment portfolio based upon cost represented 66.5% of our total portfolio of which 55.7% bore interest based on floating rates, such as SOFR, 18.8% bore interest at fixed rates, and 25.4% are income-producing equity investments. As of September 30, 2024, our income-bearing investment portfolio based upon cost represented 84.5% of our total portfolio of which 57.9% bore interest based on floating rates, such as LIBOR or SOFR, 17.0% bore interest at fixed rates, and 25.1% are income-producing equity investments. As of June 30, 2025, the Company had a weighted average yield of 12.7% on debt and other income producing investments. As of September 30, 2024, the Company had a weighted average yield of 12.3% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2025 and September 30, 2024 (dollars in thousands):

	June 30, 2025		September 30, 2024
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	267,583	90.9%	200,162	87.8%
3	26,856	9.1%	8,835	3.9%
4	-	0.0%	16,520	7.2%
5	-	0.0%	2,399	1.1%
Total	$294,439	100.0%	$227,916	100.0%

Results of Operations

Operating results for three and nine months ended June 30, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$6,157	$6,235	$18,392	$16,615
Less: Net expenses	4,999	4,255	14,644	12,355
Net investment income/(loss)	1,158	1,980	3,748	4,260
Net realized gains (losses) on investments	(11,986)	8,698	(11,882)	7,138
Net change in unrealized gains (losses) on investments	9,275	(8,070)	8,478	1,117
Deferred tax benefit (expense)	56	-	(273)	-
Net increase (decrease) in net assets resulting from operations	$(1,497)	$2,608	$71	$12,515

Investment Income

For the three months ended June 30, 2025, investment income totaled $6.2 million, of which $4.6 million was attributable to portfolio interest, approximately $0.9 million was attributable to dividend income, $0.7 million was attributable to fee and other income, and $27.8 thousand was attributable to interest on cash and cash equivalents. For the nine months ended June 30, 2025, investment income totaled $18.4 million, of which $12.4 million was attributable to portfolio interest, approximately $5.1 million was attributable to dividend income, $0.8 million was attributable to fee and other income, and $0.1 million was attributable to interest on cash and cash equivalents. Dividend income was received from seven investments during the nine months ended June 30, 2025.

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

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Interest and financing expenses	$2,660	$1,722	$7,785	$4,831
Salaries and benefits	1,238	1,515	3,451	4,464
Professional fees, net	305	432	1,301	1,133
General and administrative	398	227	928	863
Directors fees	204	188	613	563
Administrator expenses	107	75	304	211
Insurance expenses	87	96	262	290
Total Expenses	$4,999	$4,255	$14,644	$12,355

For the three months ended June 30, 2025, total operating expenses increased by $0.7 million, or 17.5% compared to the three months ended June 30, 2024. For the nine months ended June 30, 2025, total operating expenses increased by $2.3 million, or 18.5% compared to the nine months ended June 30, 2024.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2025 increased by $0.9 million, or 54.5% compared to the three months ended June 30, 2024. Interest and financing expenses for the nine months ended June 30, 2025 increased by $3.0 million, or 61.1% compared to the nine months ended June 30, 2024. The increase in interest and financing expenses for the three and nine months ended June 30, 2025 was primarily due to increased borrowings on the Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2025 increased by $44 thousand, or 6.7% compared to the three months ended June 30, 2024. Professional fees and general and administrative expenses for the nine months ended June 30, 2025 increased by $0.2 million, or 11.7% compared to the nine months ended June 30, 2024.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended June 30, 2025, we recognized $(12.0) million of net realized losses on our portfolio investments. During the nine months ended June 30, 2025, we recognized $(11.9) million of net realized losses on our portfolio investments. The net realized losses for the three months ended June 30, 2025 were due to the realized losses of $10.3 million on Black Angus Steakhouses, LLC, $1.0 million on Lighting Science Group Corporation, and $0.7 million on Velocity Pooling Vehicle, LLC. The net realized losses for nine months ended June 30, 2025 were primarily due to the realized losses of $10.3 million on Black Angus Steakhouses, LLC, $1.9 million on Point.360, $1.0 million on Lighting Science Group Corporation, and $0.7 million on Velocity Pooling Vehicle LLC, offset by a realized gain on PHH Mortgage Corp. for $0.8 million and realized gains on Altisource S.A.R.L., CB&L Associates Holdco I, LLC, and All Around Roustabout, LLC of $0.7 million.

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

For the three months ended June 30, 2025, we had $9.3 million of net unrealized gains. The net unrealized appreciation resulted from the reversal of the unrealized loss on Black Angus Steakhouses, LLC for $9.1 million, Lighting Science Group Corporation for $1.0 million, and Velocity Pooling Vehicle, LLC for $0.7 million as well as unrealized gains on ECC Capital Corporation for $1.4 million, offset by unrealized losses on JFL-NGS-WCS Partners, LLC of $1.5 million and unrealized losses on Power Stop of $1.1 million.

For the nine months ended June 30, 2025, we had $8.5 million of net unrealized gains. The net unrealized appreciation resulted from the reversal of the unrealized loss on Black Angus Steakhouses, LLC for $8.2 million, Lighting Science Group Corporation for $1.0 million, and Velocity Pooling Vehicle, LLC for $0.7 million, offset by unrealized losses on NVTN LLC of $1.7 million.

For the three months ended June 30, 2024, we had $8.1 million of net unrealized losses. The net unrealized depreciation resulted from the reversal of the unrealized gain on Kemmerer Operations, LLC for $8.0 million and unrealized depreciation on ECC Capital Corp. for $1.2 million, offset by unrealized appreciation on JFL-NGS-WGS Partners, LLC for $1.1 million.

For the nine months ended June 30, 2024, we had $1.1 million of net unrealized gains. The net unrealized appreciation resulted from the reversal of the unrealized loss on 1888 Industrial Services and unrealized appreciation primarily on Chimera Investment Corporation, FST Holdings Parent LLC, Power Stop LLC, and PHH Mortgage Corporation, offset by the reversal of the unrealized gain on Maritime Wireless Holdings and Kemmerer Operations, LLC.

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2025, the Company recorded a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments in the amount of $55,511. For the nine months ended June 30, 2025, the Company recorded a change in provision for deferred taxes, net, on the unrealized (appreciation)/depreciation on investments in the amount of $(274,125). For the three and nine months ended June 30, 2024, the Company did not record a change in provision for deferred taxes.

Changes in Net Assets from Operations

For the three months ended June 30, 2025, we recorded a net decrease in net assets resulting from operations of $(1.5) million compared to a net increase in net assets resulting from operations of $2.6 million for the three months ended June 30, 2024. Based on 2,017,330 and 2,019,786 weighted average common shares outstanding for the three months ended June 30, 2025 and 2024, respectively, our per share net increase/(decrease) in net assets resulting from operations was $(0.74) for the three months ended June 30, 2025 and $1.29 for the three months ended June 30, 2024.

For the nine months ended June 30, 2025, we recorded a net increase in net assets resulting from operations of $0.1 million compared to a net increase in net assets resulting from operations of $12.5 million for the nine months ended June 30, 2024. Based on 2,018,962 and 2,047,127 weighted average common shares outstanding for the nine months ended June 30, 2025 and 2024, respectively, our per share net increase in net assets resulting from operations was $0.03 for the nine months ended June 30, 2025 and $6.11 for the nine months ended June 30, 2024.

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

As of June 30, 2025 and September 30, 2024, we had $7.3 million and $67.6 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 719,840 shares of common stock through June 30, 2025, or 26.4% of shares outstanding as of the program’s inception, with a total cost of $28.9 million. The total remaining amount authorized under the expanded share repurchase program at June 30, 2025 was approximately $6.1 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility has a maturity date of December 15, 2025. As of June 30, 2025, there was $87.0 million outstanding borrowings by the Company under the Credit Facility.

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

On April 17, 2025 (the “Third Amendment Effective Date”), in order to extend the term and increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the Third Amendment Effective Date (the “Third Amendment”). The Third Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $100.0 million (with potential access to up to an additional $50,000,000 pursuant to an uncommitted accordion provision) and appointed BankUnited, N.A. to assume all agency and syndication responsibilities from the prior agent and lenders. Outstanding loans under the terms of the Amendment bear a monthly interest rate ranging from ABR + 1.35% to ABR + 1.75% for any alternative base rate loans and from Term SOFR + 2.35% to Term SOFR + 2.75% for any term benchmark loans based on the total debt to tangible net worth ratio. The Amendment also extended the term of the credit facility to April 17, 2030, five years from the Effective Date. Other material terms remain substantially unchanged.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2025 and September 30, 2024, we had commitments under loan and financing agreements to fund up to $4.7 million to five portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2025 and September 30, 2024 is shown in the table below (dollars in thousands):

	June 30, 2025	September 30, 2024
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$85	$-
PSB Group, LLC - Revolver	765	-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,429	-
Tamarix Capital Partners II, L.P. - Fund Investment	865	1,313
Wingman Holdings, Inc. - Revolver	1,563	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	-	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	-	246
Total unfunded commitments	$4,707	$1,616

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

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at June 30, 2025 (dollars in thousands):

	Payments Due by Period
	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$-	$-	$(86,991,619)	$(86,991,619)
2028 Notes	-	-	-	(57,500,000)	(57,500,000)
2028 Promissory Note	-	-	-	(1,661,498)	(1,661,498)
Operating Lease Obligation (1)	(82,518)	(148,972)	-	-	(231,490)
Total contractual obligations	$(82,518)	$(148,972)	$-	$(146,153,117)	$(146,384,607)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 1, 2025, as well as any time on or after the 84th month anniversary of September 1, 2025.

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

On May 9, 2024, the Board of Directors declared a special dividend in the amount of $2,645,925. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,888,283 for a record date of February 17, 2025 and paid on February 19, 2025.

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

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their investment assets. During the nine months ended June 30, 2025, the Company recognized $0.6 million of fee income related to these contracts.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0% of the fair value of our portfolio. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2025 and the year ended September 30, 2024, we did not engage in hedging activities.

As of June 30, 2025, 53.1% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2025 was as follows (dollars in thousands):

	June 30, 2025
SOFR and LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$14,120	12.9%
1% to under 2%	37,032	33.7
2% to under 3%	2,655	2.4
3% to under 4%	-	-
4% to under 5%	-	-
No Floor	55,933	51.0
Total	$109,740	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$3,800	$(2,600)	$1,200
Up 200 basis points	2,600	(1,700)	900
Up 100 basis points	1,300	(900)	400
Down 100 basis points	(1,300)	900	(400)
Down 200 basis points	(2,600)	1,700	(900)
Down 300 basis points	(3,800)	2,600	(1,200)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 17, 2024, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended June 30, 2025 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

As of June 30, 2025, 15.8% of our total assets were invested in NSG, our insurance business.

This significant exposure subjects our Company to various risks associated with such business (which are identified in “Risks of the Insurance Business” under Item 1A in our annual report on Form 10-K for the fiscal year ended September 30, 2024) to a much greater extent than companies not similarly concentrated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913)), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.11	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.12	Credit Agreement, dated December 15, 2022, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed December 16, 2022).

10.13	First Amendment to Credit Agreement and Consent, dated February 21, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.14	Second Amendment to Credit Agreement and Consent, dated August 5, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on December 17, 2024)

10.15	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.16	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

10.17	Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on December 16, 2022).

10.18	Third Amendment to Credit Agreement, dated April 17, 2025, between PhenixFIN Corporation and BankUnited, N.A., as Administrative Agent.*

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2025

PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)