Form 10-K
period 2025-09-30
PhenixFIN Corp
filed 2025-12-12
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2025 was $81,346,226. The Registrant had 2,000,560 shares of common stock, $0.001 par value, outstanding as of December 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2025.

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans and private equity investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or real estate investment trusts (“REITs”).) We also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business and an insurance business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments partially through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing.

As of September 30, 2025, the Company’s asset coverage was 207.8% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

Rating Criteria. We generally use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each debt investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

Credit
Rating	Definition

1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new investments are rated ‘2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected. Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination. Some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Some loss of principal is expected.

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

Unsecured Debt We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed and floating interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest), with amortization of principal due at maturity. Subordinated notes generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. The valuation of subordinated notes is generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated notes often include a PIK feature, which effectively operates as negative amortization of loan principal.

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

The Company has invested in its affiliate, NVTN LLC, which is a restaurant concept with locations throughout the US, mostly in budget friendly tourist destinations. NVTN LLC has developed an identifiable brand for its high-energy, unique themed restaurant concept that targets tourists and business travelers in high foot traffic locations.

On October 1, 2024, the Company acquired approximately 80% of the equity of The National Security Group, an Alabama based insurance holding company (“NSG”). NSG is a nationwide underwriter of life, accident, and health insurance. In addition, NSG is a specialty underwriter of property and casualty insurance throughout the southeast, other than Florida and Louisiana. The Company has entered into a contract with NSG to manage a portion of its investment assets.

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

Human Capital Resources

As of September 30, 2025, the internalized management team consists of 4 investment professionals and 7 employees/consultants overall. This team includes our executive officers, investment and finance professionals, and administrative staff. Our senior management team consists of David Lorber, our chief executive officer, and Ellida McMillan, our chief financial officer.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

Certain Risks in the Current Environment

●	We are operating in a period of market disruption and economic uncertainty, which may adversely affect the yields, increase the risks of our investment, and make it more difficult for us to raise equity capital.

●	Events outside of our control could negatively affect our portfolio companies and make their valuation uncertain, increase our funding costs and/or limit access to capital.

●	Rising interest rates may increase borrowing costs, reduce the net return on debt investments, and increase the risk of default on our portfolio company loans. Other events could negatively impact our cost of borrowing and the net return on our investments.

Risks Related to our Business

●	We operate under an internalized operating structure and may incur significant costs and face significant risks associated with being self-managed.

●	Because we use borrowed funds, we are exposed to risks typically associated with leverage, potentially magnifying the risk of investing in us. Lack of liquidity in our investments may adversely affect our business.

●	A substantial portion of our portfolio investments are recorded at fair value as determined by our valuation designee, and there may be uncertainty regarding the value of our portfolio investments. Also, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	We are exposed to risks associated with changes in interest rates on loans under our credit facility and loans to our portfolio companies, which bear interest based on SOFR. Changes in interest rates also affect our cost of capital and net investment income.

●	Our investments may not be managed effectively. We may change our investment objective and strategies. Our operating results may fluctuate. Failure to remain a BDC could reduce our operating flexibility.

●	We may be unable to pay distributions to shareholders, particularly if we realize income without receiving cash.

●	Failures of our information, cybersecurity and disaster recovery systems could disrupt our business.

Risks Related to our Investments

●	We may not realize gains from our equity investments, which may be risky and highly speculative. We may be unable to make follow-on investments in portfolio companies, which could impair their value.

●	If portfolio companies prepay loans, our yields will be reduced if we cannot invest at an equal or higher rate.

●	We may invest in securities of foreign companies, which may involve significant risks.

●	Our investment in a lender to the jewelry business, which comprises 11.7% of our assets, is subject to volatility in prices of gemstones/jewelry and the risk of fraud and counterfeiting.

●	Our investment in NSG, which comprises 15.3% of our assets, is subject to volatility due to capital markets and the U.S. economy generally, as well as evolving regulatory requirements.

●	We may invest in “unitranche” and “covenant-lite” debt instruments, which have higher yields but entail greater risk. We may also be subject to the risks associated with investments in distressed issuers, hedging transactions and sector concentration. The disposition of our investments may result in contingent liabilities.

Risks Related to our Operations as a BDC and a RIC

●	Regulations governing our operation as a BDC may limit our ability to raise additional capital.

●	We depend upon our management and investment teams and would be significantly affected by their loss. As an internally managed BDC, we may be restricted by the compensation to them that we may offer.

●	Future tax reform legislation relating to BDC’s may adversely affect our investments and our business.

●	If a sufficient portion of our assets are not qualifying assets, we could fail to qualify as a BDC. We would be subject to corporate-level income tax if we did not qualify as a RIC or satisfy RIC distribution requirements.

Risks Relating to an Investment in our Securities

●	Investing in our securities may involve above average risk, and the market price of our shares fluctuates. Our shares have not traded at or above NAV since the first quarter of 2015. NAV per share may be diluted if we sell shares or convertible securities below NAV per share.

●	Provisions of Delaware law and our charter documents could deter a takeover, depressing our share price.

●	Our issuance of preferred stock could affect the volatility of our NAV and market value, and may give preferred stock holders rights adverse to common stock holders. Our credit facility places restrictions on our activities.

●	We could be negatively affected if we become subject to any securities class actions and derivative lawsuits.

Risks Related to the Life Insurance and Annuities Business of NSG

●	Assumptions regarding policyholder behavior may be incorrect, requiring NSG to increase its reserves.

●	Data underlying morbidity and mortality on which NSG relies may be insufficient, incorrect or incomplete, and public health crises may adversely impact NSG’s business, financial condition or results of operations.

Risks Related to the Property & Casualty Insurance Business of NSG

●	Models used by NSG to evaluate risk are subject to uncertainty, and losses may differ materially from estimates.

●	NSG’s expense reserves may be inadequate to cover losses.

●	NSG is subject to unexpected changes in the interpretation of the coverage provisions of its policies.

●	NSG’s failure to accurately and timely pay claims could materially and adversely affect its business.

●	The property and casualty insurance business is historically cyclical in nature.

Risks Related to the Insurance Business Generally

●	NSG relies on insurance retail agents and brokers, and its business is subject to intense competition.

●	Insurance companies are subject to extensive regulation, and failure to satisfy regulatory requirements could subject NSG to operational restrictions or other sanctions.

●	NSG may be unable to purchase reinsurance in amounts desired on acceptable terms, and reinsurers may default or fail to perform. Climate change could have a material adverse effect on NSG’s business.

●	Performance of NSG’s investment portfolio is subject to a variety of investment risks, including conditions in the capital markets and the U.S. economy generally.

●	NSG will be required to increase its reserves if they are inadequate, adversely affecting its liquidity.

●	Employees of NSG or its third-party service providers may take excessive risks resulting in losses.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, equity, unitranche loans, senior secured first lien notes, subordinated notes, warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of portfolio companies.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2025 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$56,249	18.6%
Insurance	48,470	16.0
Real Estate	47,632	15.8
Services: Consumer	38,418	12.7
Aerospace & Defense	25,881	8.6
Hotel, Gaming & Leisure	22,328	7.4
Construction & Building	18,131	6.0
High Tech Industries	16,961	5.6
Metals & Mining	8,763	2.9
Automotive	7,860	2.6
Media: Broadcasting & Subscription	4,850	1.6
Consumer Discretionary	4,502	1.5
Banking	2,227	0.7
Total	$302,272	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2024 (dollars in thousands):

	Fair Value	Percentage
Real Estate	$50,162	22.0%
Services: Business	46,706	20.5
Services: Consumer	28,121	12.3
Hotel, Gaming & Leisure	24,253	10.6
Construction & Building	17,095	7.5
High Tech Industries	12,352	5.5
Automotive	12,316	5.4
Metals & Mining	12,161	5.3
Media: Broadcasting & Subscription	9,003	4.0
Energy: Oil & Gas	4,333	1.9
Packaging	3,505	1.5
Consumer Discretionary	3,456	1.5
Aerospace & Defense	2,827	1.2
Banking	1,525	0.7
Insurance	101	0.1
Total	$227,916	100.0%

The following table sets forth certain information as of September 30, 2025 for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	% of Net Assets
Adamas Trust, Inc.	Real Estate	Preferred Equity			221,469	5,565,516	3.5%
Adamas Trust, Inc.	Real Estate	Preferred Equity			17,243	392,278	0.2%
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	Senior Secured First Lien Term Loan	3/7/2030	12.00%	8,932,500	8,798,513	5.5%
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	Equity			3,375,000	3,359,511	2.1%
Altisource S.A.R.L.	Services: Business	Senior Secured First Lien Term Loan B	4/30/2030	6.50%	8,040,718	8,322,143	5.2%
Altisource S.A.R.L.	Services: Business	Equity			547,180	6,380,119	4.0%
Altisource S.A.R.L.	Services: Business	Warrants	4/30/2032		111,343	64,579	0.0%
Altisource S.A.R.L.	Services: Business	Warrants	4/2/2029		111,343	77,940	0.0%
Boostability Seotowncenter, Inc.	Services: Business	Equity			833,152	-	0.0%
CB&L Associates Holdco I, LLC	Real Estate	First Lien Term Loans	11/1/2025	2.75%	2,879,525	2,753,546	1.7%
Chimera Investment Corp.	Real Estate	Preferred Equity			151,710	3,504,501	2.2%
Chimera Investment Corp.	Real Estate	Preferred Equity			26,133	629,544	0.4%
Compass Diversified Holdings	Real Estate	Preferred Equity			22,049	405,702	0.3%
Copper Property CTL Pass Through Trust	Real Estate	Equity			637,795	7,915,036	4.9%
ECC Capital Corp.	Real Estate	Equity			84,000,000	6,636,000	4.1%
ECC Capital Corp.	Real Estate	Senior Secured Promissory Note	12/31/2031	5.00%	6,997,012	6,997,012	4.4%
FlexFIN, LLC	Services: Business	Equity Interest			37,180,761	37,180,761	23.1%
Franklin BSP Realty Trust, Inc.	Real Estate	Equity			50,000	543,000	0.3%
FST Holdings Parent, LLC	High Tech Industries	Equity			625,548	10,960,741	6.8%
Innovate Corp.	Construction & Building	Senior Secured Notes	2/1/2027	10.50%	4,558,125	4,033,941	2.5%
Invesco Mortgage Capital, Inc.	Real Estate	Equity			180,000	1,360,800	0.8%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity			10,000,000	13,100,000	8.1%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan	12/31/2028	5.00%	8,762,782	8,762,782	5.5%
LB NewHoldCo, LLC	Consumer Discretionary	Equity			230,739	994,485	0.6%
Lucky Bucks, LLC (dba Arc Gaming & Technologies, LLC)	Consumer Discretionary	First Out Exit Term Loan	10/2/2028	7.50%	1,514,302	1,514,302	0.9%
Lucky Bucks, LLC (dba Arc Gaming & Technologies, LLC)	Consumer Discretionary	Second Out Term Loan	10/2/2029	7.50%	2,143,683	1,993,625	1.2%
MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	9/30/2028	8.00%	6,843,380	6,398,561	4.0%
MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Revolver	9/30/2028	8.00%	2,112,671	1,975,347	1.2%
MB Precision Investment Holdings LLC	Aerospace & Defense	Equity			4,106,076	2,725,408	1.7%
MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured Delayed Draw Term Loan	9/30/2028	10.00%	505,470	490,306	0.3%
MB Precision Investment Holdings LLC	Aerospace & Defense	Warrants			3,380,282	673,018	0.4%
MFA Financial, Inc.	Real Estate	Preferred Equity			114,695	2,737,770	1.7%
MFA Financial, Inc.	Real Estate	Equity			70,000	643,300	0.4%
Neptune Bidco US, Inc.	Media: Broadcasting & Subscription	First Lien Term Loans	4/11/2029	5.00%	2,967,133	2,822,486	1.8%
Neptune Bidco US, Inc.	Services: Business	Senior Secured Notes	4/15/2029	9.29%	4,000,000	3,910,000	2.4%
JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B	5/31/2030	4.75%	987,500	997,375	0.6%
National Security Group Holdings, Inc.	Insurance	Equity			100,000	48,469,540	30.1%
NVTN LLC	Hotel, Gaming & Leisure	Equity			1,000	-	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note	12/31/2026	7.00%	8,900,000	8,900,000	5.5%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	12/31/2026		17,552,420	13,427,601	8.4%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	12/31/2026	12.00%	11,506,159	-	0.0%
Onity Group Inc.	Real Estate	Equity			200,000	3,948,000	2.5%
PHH Mortgage Corp.	Real Estate	Senior Secured Notes	11/1/2029	9.88%	2,500,000	2,515,625	1.6%
Power Stop LLC	Automotive	Senior Secured First Lien Term Loan	1/26/2029	4.75%	9,704,216	7,860,415	4.9%
PREIT Associates	Real Estate	Senior Secured First Lien Term Loan	4/1/2029	7.00%	56,201	57,606	0.0%
PREIT Associates	Real Estate	Senior Secured Revolving Note	12/31/2028	5.50%	73,083	71,251	0.0%
PSB Group, LLC	Services: Consumer	Senior Secured First Lien Revolver	4/17/2030	6.50%	293,137	293,137	0.2%
PSB Group, LLC	Services: Consumer	Senior Secured First Lien Term Loan	4/17/2030	6.50%	5,706,618	5,706,618	3.5%
Redwood Trust Inc.	Real Estate	Equity			165,000	955,350	0.6%
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan	12/20/2029	5.75%	13,469,643	13,469,643	8.4%
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Revolver	12/20/2029	5.75%	400,000	400,000	0.2%
Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity			358,867	314,132	0.2%
Spotter Inc.	High Tech Industries	Preferred Equity			414,293	5,999,998	3.7%
Staples, Inc.	Services: Consumer	First Lien Term Loans	9/1/2029	5.75%	3,960,000	3,742,200	2.3%
Tamarix Capital Partners II, L.P.	Banking	Fund Investment				2,227,463	1.4%
Thryv Holdings, Inc.	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	5/1/2029	6.75%	2,025,000	2,027,531	1.3%
Wingman Holdings, Inc.	Aerospace & Defense	Equity			350	483,284	0.3%
WHI Global, LLC	Aerospace & Defense	Senior Secured Revolving Note	4/17/2029	8.75%	884,053	876,097	0.5%
WHI Global, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	4/17/2029	8.75%	12,369,840	12,258,511	7.6%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Delayed Draw Term Loan	10/16/2028	3.50%	30,950	31,128	0.0%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan	10/16/2028	3.50%	618,546	618,546	0.4%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	Last Out Delayed Draw Term Loan	10/16/2028	11.58%	140,082	139,955	0.1%
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	Last Out Term Loan	10/16/2028	11.58%	1,863,568	1,858,909	1.2%

(1)	All interest is payable in cash and/or PIK, and all SOFR represents 1 Month, 3 Month or 6 Month respective rates unless otherwise indicated. For each debt investment, we have provided the current spread over index interest rate or the fixed rate as of September 30, 2025.

As of September 30, 2025, our income-bearing investment portfolio, which represented 64.8% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.8% and 58.8% of our income-bearing investment portfolio bore interest based on floating rates, such as SOFR, 14.9% of our income-bearing investment portfolio bore interest at fixed rates, and 26.3% of our income-bearing investment portfolio are income-producing equity investments. As of September 30, 2024, our income-bearing investment portfolio, which represented 84.5% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.3% and 57.9% of our income-bearing investment portfolio bore interest based on floating rates, such SOFR or LIBOR, 17.0% of our income-bearing investment portfolio bore interest at fixed rates, and 25.1% of our income-bearing investment portfolio are income-producing equity investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2025:

Portfolio Company	Brief Description of Portfolio Company
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Advocates for Disabled Vets, LLC d.b.a Reps For Vets is a national disability firm that specializes in assisting U.S. veterans in obtaining non-taxable disability benefits from The Department of Veteran Affairs (VA).

Altisource S.A.R.L.	Altisource operates as an integrated service provider and marketplace for the real estate and mortgage industries. It provides property preservation and inspection services, payment management technologies, and a vendor management oversight software-as-a-service (“SaaS”) platform.

Boostability Seotowncenter, Inc.	Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

CB&L Associates Holdco I, LLC	CBL owns, develops, acquires, leases, manages, and operates regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. Properties are in 24 states, primarily in the southeastern and midwestern United States.

Chimera Investment Corp.	Chimera Investment Corp. is an internally managed REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency residential mortgage-backed securities (“RMBS”), Non-Agency RMBS, Agency commercial mortgage-backed securities (“CMBS”), and other real estate-related assets.

Compass Diversified Holdings	Compass Diversified Holdings is a private equity firm specializing in add on acquisitions, buyouts, industry consolidation, recapitalization, late stage, and middle market investments

Copper Property CTL Pass Through Trust	Copper Property CTL Pass Through Trust was established to acquire 160 retail properties and 6 warehouse distribution centers (the “Properties”) from J.C. Penney as part of its Chapter 11 plan of reorganization. The Trust’s operations consist solely of owning, leasing and selling the Properties.

ECC Capital Corp.	ECC Capital Corporation, formed in 2004, is a specialty finance and asset management company that currently manages a portfolio of nonconforming, runoff residential mortgage assets and owns the associated mortgage servicing rights.

FlexFIN, LLC	FlexFIN operates an asset-based lending business under which it enters into secured loans and secured financing structures with borrowers engaged in the gemstone/jewelry industry.

Franklin BSP Realty Trust, Inc.	Franklin BSP Realty Trust, Inc. is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States.

FST Holdings Parent, LLC	FST is a privately held provider of diversified technical services to the semiconductor / microelectronics, life sciences, data center, government, and higher-education industries.

Innovate Corp.	Innovate Corp. is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments, infrastructure, life sciences, and broadcasting.

Invesco Mortgage Capital, Inc.	Invesco Mortgage Capital Inc. is a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets.

JFL-NGS-WCS Partners, LLC NGS-WCS Group Holdings	JFL-NGS-WCS Partners, LLC and NGS-WCS Group Holdings were formed in November 2020 when NorthStar Group Services, a provider of environmental remediation and deconstruction services, merged with Waste Control Specialists, a leading provider of hazardous and radioactive waste disposal, storage, and treatment for commercial and government customers.

Kemmerer Operations, LLC	Kemmerer Operations, LLC, located in Wyoming, is a producer of high-value thermal coal and surface-mined coal.

Lucky Bucks, LLC (dba Arc Gaming & Technologies, LLC) LB NewHoldCo, LLC	Lucky Bucks, LLC and LB NewHoldCo, LLC owns and operates digital gaming terminals, or Coin Operated Amusement Machines, in the state of Georgia.

MB Precision Investment Holdings LLC	MB Precision Holdings LLC machines, fabricates, and assembles complex, mission-critical component parts for large, industrial manufacturing companies across the aerospace, defense, and industrial power end-markets. The Company operates three machining facilities in Phoenix, AZ, Cincinnati, OH, and Winslow, ME.

MFA Financial, Inc.	MFA Financial, Inc. is an internally-managed REIT primarily engaged in investing in residential mortgage assets, with a focus on residential whole loans, residential mortgage securities, and mortgage servicing rights-related assets.

Neptune Bidco US Inc. (dba Nielsen)	Nielsen, founded in 1923, is a global provider of audience measurement, and data and analytics to programmers, content creators and distributors, and advertisers. Nielsen’s audience estimates are one of the primary metrics used to determine the value of programming and advertising in the U.S. television advertising marketplace.

New York Mortgage Trust, Inc.	NY Mortgage Trust is a REIT that acquires, invests in, finances and manages mortgage-related single-family and multi-family residential assets in the US.

NSG Captive Inc.	NSG Captive Inc. is a the parent of National Security Group Inc. (“NSG”). NSG, headquartered in Elba, AL, is a specialty underwriter of property, casualty, annuities, life, accident and health insurance, primarily in the Southeastern US.

NVTN LLC	NVTN LLC (d/b/a “Dick’s Last Resort”), established in 1985 and headquartered in Nashville, TN, is a “eatertainment” restaurant concept with locations throughout the US, mostly in budget friendly tourist destinations. NVTN LLC has developed an identifiable brand for its high-energy, unique themed restaurant concept that targets tourists and business travelers in high foot traffic locations.

Onity Group Inc.	Onity Group Inc., a financial services company, originates and services forward and reverse mortgage loans in the United States, the United States Virgin Islands, India, and the Philippines.

PHH Mortgage Corp.	PHH Mortgage Corp. services and originates forward and reverse mortgage loans. The Company has been servicing mortgages since 1988 and commenced origination of forward mortgage loans in 2012 and reverse mortgage loans in 2013.

Power Stop LLC	Power Stop LLC manufactures and distributes braking systems for cars, trucks, SUVs, performance vehicles, and severe duty trucks and tows. The Company offers brake kits, caliper kits, brake pads, brake rotors, calipers, brake shoes, and pad wear sensors. It provides products through a network of distributors in Europe, North America, South America, the Middle East, and Africa; and online retailers.

PREIT Associates	PREIT Associates is a publicly traded real estate investment trust and primarily owns retail shopping malls across 8 states, primarily located in the Mid-Atlantic region.

PSB Group, LLC	PSB Group, LLC is a franchisor that owns a portfolio of ten home-services brands. PSB provides interior and exterior home services including painting, plumbing, cleaning, handyman, organizing, garage door repair, shelving, and junk removal, among other services.

Redwood Trust Inc.	Redwood Trust Inc. is a real estate investment trust that invests in mortgages for single-family and rental properties and also acquires, sells, and securitizes residential loans.

SS Acquisition, LLC (dba Soccer Shots Franchising)	Soccer Shots Franchising is a franchised-based system operating in the U.S. and Canada that provides children’s enrichment programs with a unique emphasis on social, cognitive, and linguistic skill through soccer.

Spotter Inc.	Spotter Inc. works with content creators to provide content analysis, ideation, prediction, planning, and resources to maximize ad revenue while streamlining the content creation process.

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Stancor, founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.

Staples, Inc.	Staples is a B2B distributor of office supplies in North America and provider of e-commerce via Staples.com.

Tamarix Capital Partners II, L.P.	Tamarix Capital Partners II, L.P. is a licensed SBIC formed to generate attractive-risk adjusted returns by making debt and preferred equity investments in United States-based, lower middle market companies operating across a broad cross-section of industries and sectors.

Thryv Holdings, Inc.	Thryv Holdings, Inc. is a provider of print and digital marketing solutions to small and medium sized businesses and SaaS end-to-end customer experience tools.

WHI Global, LLC Wingman Holdings, Inc.	WHI Global, LLC and Wingman Holdings, Inc. are a vertically integrated manufacturer of precision metal components and complex assemblies for the aerospace, defense, and industrial markets.

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	SMC Roofing is a residential re-roofing platform that focuses on the insurance-driven weather damage market, specifically hail and windstorm damage.

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

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided us with fund accounting and financial reporting services pursuant to its Services Agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the years ended September 30, 2025, 2024 and 2023, we incurred $0.4 million, $0.3 million and $0.3 million in administrator expenses, respectively.

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

We will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if we do not distribute at least the sum of 98% of our ordinary income in any calendar year, 98.2% of our capital gain net income for each one-year period ending on October 31 of such year, and any income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay U.S. federal income tax. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, we may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, we accrue U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2024. The Company filed Form 8927 on December 16, 2024 notifying the IRS.

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

Events outside of our control, including terrorist attacks, acts of war, natural disasters, significant tariffs or public health crises, could negatively affect the portfolio companies in which we invest and make the valuation of those investments more uncertain.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control, including terrorist attacks, acts of war, natural disasters, significant tariffs, public health crises or similar events. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies.

The large-scale invasion of Ukraine by Russia in February 2022 resulted in sanctions and market disruptions, including declines in regional and global stock markets, unusual volatility in global commodity markets and significant devaluations of Russian currency. The extent and duration of the military action are impossible to predict but could be significant. Market disruption caused by the Russian military action, and any counter measures or responses thereto (including international sanctions, a downgrade in a country’s credit rating, purchasing and financing restrictions, boycotts, tariffs, changes in consumer or purchaser preferences, cyberattacks and espionage) could continue to have severe adverse impacts on regional and/or global securities and commodities markets, including markets for oil and natural gas. These impacts may include reduced market liquidity, distress in credit markets, further disruption of global supply chains, increased risk of inflation, and limited access to investments in certain international markets and/or issuers. In addition, the conflicts in the Middle East and terrorist acts may cause significant volatility in the markets and/or market disruptions.

The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

We have evaluated subsequent events from September 30, 2025 through the filing date of this annual report on Form 10-K. However, as the discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the annual period ended September 30, 2025, the analysis contained herein may not fully account for market event impacts. As of September 30, 2025, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of September 30, 2025), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of portfolio companies.

Recently, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto, and has proposed and/or taken actions to increase tariffs or other duties on goods or products being imported into the U.S. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Recently, the current U.S. presidential administration has proposed and/or imposed significant increases to tariffs on goods imported into the U.S., including from China, Canada, and Mexico. We cannot predict how or what tariffs will be imposed or what retaliatory measures other countries, including China, may take in response to tariffs proposed or imposed by the U.S. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on imported goods. There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could create further regulatory uncertainty for our portfolio companies and adversely affect their businesses and financial condition, particularly to the extent the revenues and profitability of their businesses rely on goods imported from outside of the United States.

Government Policies, Changes in Laws, and International Trade.

Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest. High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Company Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable. Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation. In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities. For example, tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products. A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports. Prospective investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.

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

As of September 30, 2025, the Company’s asset coverage was 207.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement applicable to the Company under the 1940 Act.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We also have not adopted any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. (Note our significant investments in our affiliates FlexFIN and NSG – see Risks Related to our Investments).

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

We cannot assure that we will achieve investment results that will allow us to pay cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of September 30, 2025, the Company’s asset coverage was 207.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement applicable to us under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. A significant part of our competitive advantage stems from the fact that the market for investments in mid-sized companies is underserved by traditional commercial banks and other financial institutions. A significant increase in the number and/or size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, several of our competitors have greater experience operating under the regulatory restrictions of the 1940 Act and under an internalized management structure.

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

As of September 30, 2025, there was $149.2 million of outstanding borrowings. The weighted average interest rate charged on our borrowings as of September 30, 2025 was 6.5% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under the Credit Facility or any other credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

The occurrence of a disaster, such as a cyber-attack against us, certain portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business (including the business of certain portfolio companies), negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

Technological innovations and industry disruptions, including those related to artificial intelligence and machine learning, may negatively impact us.

Technological innovations, including artificial intelligence and machine learning, have disrupted traditional approaches in multiple industries and can permit companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which we have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

We may, subject to internal policies, use artificial intelligence or machine learning in connection with our business activities. The use of artificial intelligence and machine learning carries with it certain risks, including the risks that inputs include confidential or personally identifiable information and that outputs contain inaccuracies and errors. The applications of artificial intelligence and machine learning, including those in the investment and financial sectors, continue to develop rapidly, and it is impossible to predict all of the future risks that may arise from such developments. We cannot control the use of artificial intelligence or machine learning in our portfolio companies or third-party products or services and therefore could be exposed to associated risks if our portfolio companies, third-party service providers or any counterparties use artificial intelligence or machine learning in their business activities.

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

As of September 30, 2025, 15.3% of our total assets were invested in NSG, our insurance business.

This significant exposure subjects our Company to various risks associated with such business to a much greater extent than companies not similarly concentrated.

As of September 30, 2025, 11.7% of our total assets were invested in FlexFIN, our affiliate’s asset-based lending business.

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

11.7% of the Company’s total assets (as of September 30, 2025) are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones and jewelry.

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

A significant number of high yield loans in the market may consist of covenant-lite loans, or “Covenant-Lite Loans.” A significant portion of the loans in which we may invest or get exposure to through our investments may be deemed to be Covenant-Lite Loans. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

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

As of September 30, 2025, investments in our affiliate’s asset-based lending business constituted 11.7% of our total assets. See above, under Item 1A for risk factors related to our investment in that business.

Risks Related to Our Operations as a BDC and a RIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of September 30, 2025, the Company’s asset coverage was 207.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement applicable to us under the 1940 Act.

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

The terms of the Credit Facility place restrictions on our and/or our subsidiaries’ activities.

The terms of the Credit Facility place restrictions on our and/or our subsidiaries’ ability to, among other things, issue securities or otherwise incur additional indebtedness or other obligations, and in certain cases we may need the approval of BankUnited, as the Administrative Agent, in order to incur further indebtedness. In addition, the Credit Facility contains customary events of default for credit facilities of this type, including (without limitation): nonpayment of principal, interest, fees or other amounts after a stated grace period; inaccuracy of material representations and warranties; change of control; violations of covenants, subject in certain cases to stated cure periods; and certain bankruptcies and liquidations. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility, which would adversely affect our liquidity position and, in turn, could force us to dispose of investments at inopportune times at reduced prices. Repayment could also adversely affect our ability to implement our investment strategy and achieve our investment objectives.

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

Risks of the Insurance Business

As of September, 2025, 15.3% of our total assets were invested in NSG, our insurance business, which subjects the Company to various additional special risks.

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

NSG faces competition from specialty insurance companies, standard insurance companies and underwriting agencies. Competition among insurance companies is based on a number of factors, including reputation, name recognition, credit ratings, financial strength ratings, relationships with distribution partners, terms and conditions of products offered, and speed of claims payment. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition. In addition, some of NSG’s competitors are larger and have greater financial, marketing, and other resources than NSG has, and are able to absorb large losses more easily. NSG’s competitors may also offer more competitive pricing, a broader range of products and have greater claims-paying ability. NSG may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect NSG’s ability to price its products at risk-adequate levels, and lead to reduced profitability or loss of market share.

Because NSG’s business depends on insurance retail agents and brokers, NSG is exposed to certain risks arising out of its reliance on these distribution channels.

NSG’s products are distributed through independent retail agents and brokers. Retail agents and brokers generally own the renewal rights, making NSG’s business model dependent on its relationships with, and the success of, the retail agents and brokers with whom it does business. NSG relies on a core number of brokers that account for a substantial number of policies, and its relationships with its brokers and retail agents may be discontinued at any time. If one or more such distributors were to terminate its relationship with NSG or reduce the amount of sales it produces, NSG’s results of operations could be adversely affected. Even if the relationships do continue, they may not be on terms that are profitable for NSG. A deterioration in the relationships with distributors or failure to provide competitive compensation could lead these distributors to place more premium with other carriers and less premium with NSG. Also, NSG’s distributors may in any event choose to concentrate their efforts in selling their firm’s own products or other competitors’ products instead of NSG’s products.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of NSG’s securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. If NSG is forced to sell certain of its investments during periods of market volatility or disruption, market prices may be lower than their carrying. This could result in realized losses, which could have a material adverse effect on NSG’s financial condition and results of operations. It could also affect financial ratios, bringing NSG out of compliance with its credit instruments and rating agency capital adequacy measures.

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

A decline in NSG’s risk-based capital (“RBC”) ratio could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on its financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

Our cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We engage external experts, including cybersecurity assessors and consultants, to evaluate cybersecurity measures and risk management processes. We engage and depend on service providers to actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. Our finance and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such entities.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. In 2021, we entered into a 5-year operating lease for our headquarters at 445 Park Avenue, 10th Floor, New York, NY 10022. Effective September 5, 2025, the Company amended the terms of the lease, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 5, 2025, as well as any time on or after the 84th month anniversary of September 5, 2025.

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

As of September 30, 2025, we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock and the sales price as a percentage of the net asset value per share of our common stock.

		Closing Market Price		Premium/ (Discount) of High Market Price to	Premium/ (Discount) of Low Market Price to
	NAV(1)	High	Low	NAV (2)	NAV (2)
Fiscal year ending September 30, 2025
Fourth Quarter	$80.24	$53.59	$47.07	(33.21)%	(41.34)%
Third Quarter	78.20	52.35	47.51	(33.06)%	(39.25)%
Second Quarter	78.72	54.38	47.99	(30.92)%	(39.04)%
First Quarter	80.59	51.00	46.00	(36.72)%	(42.92)%
Fiscal year ending September 30, 2024
Fourth Quarter	$79.37	$48.15	$45.01	(39.33)%	(43.29)%
Third Quarter	76.35	48.00	42.50	(37.13)%	(44.34)%
Second Quarter	76.35	45.50	41.34	(40.41)%	(45.85)%
First Quarter	73.14	42.50	36.38	(41.89)%	(50.26)%
Fiscal year ending September 30, 2023
Fourth Quarter	$70.75	$40.00	$35.71	(43.46)%	(49.53)%
Third Quarter	67.01	39.00	32.00	(41.80)%	(52.25)%
Second Quarter	62.70	39.14	32.49	(37.58)%	(48.18)%
First Quarter	59.38	36.49	31.05	(38.55)%	(47.71)%

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low market prices. The net asset value per share shown is based on outstanding shares at the end of the period.

(2)	Calculated as of the respective high or low closing market price less quarter end net asset value divided by the quarter end net asset value.

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

The last reported closing price of our common stock on December 10, 2025 was $41.50 per share, approximately 51.72% of the Company’s then-current NAV. As of December 10, 2025 we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

Sales of Unregistered Securities

We did not sell any securities within the past three years that were not registered under the Securities Act of 1933.

Stock Performance Graph

This graph compares the stockholder return on our common stock from September 30, 2020 to September 30, 2025 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on September 30, 2020, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. Investment performance shown for periods prior to January 1, 2021 was achieved pursuant to our former externally-managed structure.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Issuer Purchases of Securities

Information relating to the Company’s purchases of its common stock during the year ended September 30, 2025 is as follows:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
June 2025	15,909	$50.03 - $50.03	795,932
September 2025	100	$47.68 - $47.68	4,773
Total	16,009		800,705

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

●

risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome. See “Item 1A. Risk Factors.”

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. These investments may also include investments in other BDCs, closed-end funds or REITs. We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business and an insurance business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

The Target Performance Award for each executive officer for the 2023 LTIP Plan, the 2024 LTIP Plan, and the 2025 LTIP Plan is set forth in the tables below:

Name and Title	2023 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

Name and Title	2024 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

Name and Title	2025 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$1,000,000
Ellida McMillan, Chief Financial Officer	425,000

During the years ended September 30, 2025 and September 30, 2024, the Company recorded an expense of $1,425,922 and $2,798,437, respectively, for these awards. During the year ended September 30, 2025, the Company paid out $2,002,790 for the 2022 LTIP plan based on achievement of the Performance Goals. During the year ended September 30, 2024, the Company did not pay out anything for these awards.

Portfolio and Investment Activity

As of September 30, 2025 and 2024, our portfolio had a fair market value of approximately $302.3 million and $227.9 million, respectively.

During the year ended September 30, 2025, we received proceeds excluding non-cash items from sale and settlements of investments of $100.3 million, including principal and dividend proceeds, realized net losses on investments of

$11.9 million, and invested $173.9 million.

During the year ended September 30, 2024, we received proceeds excluding non-cash items from sale and settlements of investments of $112.5 million, including principal and dividend proceeds, realized net gains on investments of $7.3 million, and invested $99.3 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company:

	September 30, 2025		September 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$9,011	$8,396	$6,209	$5,427
Largest portfolio company by amortized cost and fair value, respectively	51,967	48,470	48,553	36,683

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2025 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$125,373	38.6%	$116,567	38.6%
Senior Secured Notes	17,039	5.3	17,457	5.8
Fund Investment	2,194	0.7	2,227	0.7
Equity/Warrants	179,783	55.4	166,021	54.9
Total Investments	$324,389	100.0%	$302,272	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2024 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$129,957	49.8%	$113,990	50.0%
Senior Secured Notes	18,127	7.0	18,476	8.1
Fund Investment	1,746	0.7	1,525	0.7
Equity/Warrants	110,930	42.5	93,925	41.2
Total Investments	$260,760	100.0%	$227,916	100.0%

As of September 30, 2025, our income-bearing investment portfolio based upon cost represented 64.8% of our total portfolio of which 58.8% bore interest based on floating rates, such as SOFR, 14.9% bore interest at fixed rates, and 26.3% are income-producing equity investments. As of September 30, 2024, our income-bearing investment portfolio based upon cost represented 84.5% of our total portfolio of which 57.9% bore interest based on floating rates, such as LIBOR or SOFR, while 17.0% bore interest at fixed rates and 25.1% are income-producing equity investments. As of September 30, 2025, the Company had a weighted average yield of 12.8% on debt and other income producing investments. As of September 30, 2024, the Company had a weighted average yield of 12.3% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

We rate the risk profile of each of our debt investments based on the following categories:

Credit
Rating	Definition

1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new investments are rated ‘2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected. Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination. Some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2025 and 2024 (dollars in thousands):

	September 30, 2025		September 30, 2024
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	276,582	91.5%	200,162	87.9%
3	25,690	8.5%	8,835	3.9%
4	-	0.0%	16,520	7.2%
5	-	0.0%	2,399	1.1%
Total	$302,272	100.0%	$227,916	100.1%

Results of Operations

Operating results for the years ended September 30, 2025, 2024 and 2023 are as follows (dollars in thousands):

	For the Year Ended September 30,
	2025	2024	2023
Total investment income	$25,263	$22,182	$19,878
Less: Net expenses	20,122	17,448	13,622
Net investment income/(loss)	5,141	4,734	6,256
Net realized gains (losses) on investments	(11,923)	7,292	(11,532)
Net change in unrealized gains (losses) on investments	10,728	5,706	32,194
Deferred tax benefit (expense)	210	887	-
Net increase (decrease) in net assets resulting from operations	$4,156	$18,619	$26,918

Investment Income

For the year ended September 30, 2025, investment income totaled $25.3 million, of which $16.6 million was attributable to portfolio interest, approximately $7.5 million was attributable to dividend income, $1.0 million was attributable to fee and other income, and $0.2 million was attributable to interest on cash and cash equivalents. Dividend income was received from 11 investments during the year ended September 30, 2025.

For the year ended September 30, 2024, investment income totaled $22.2 million, of which $14.3 million was attributable to portfolio interest, approximately $6.8 million was attributable to dividend income, $0.5 million was attributable to fee and other income, and $0.5 million was attributable to interest on cash and cash equivalents. Dividend income was received from 10 investments during the year ended September 30, 2024.

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

Operating Expenses

Operating expenses for the years ended September 30, 2025, 2024 and 2023 are as follows (dollars in thousands):

	For the Year Ended September 30,
	2025	2024	2023
Interest and financing expenses	$10,279	$6,609	5,532
Salaries and benefits	5,067	6,851	4,187
Professional fees, net	1,978	1,463	1,405
General and administrative	1,239	1,094	983
Directors fees	816	750	729
Administrator expenses	405	302	320
Insurance expenses	338	379	466
Total Expenses	$20,122	$17,448	13,622

For the year ended September 30, 2025, total operating expenses increased by $2.7 million, or 15.3%, compared to the year ended September 30, 2024.

For the year ended September 30, 2024, total operating expenses increased by $3.8 million, or 28.1%, compared to the year ended September 30, 2023.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2025 increased by $3.7 million, or 55.5%, compared to the year ended September 30, 2024. The increase in interest and financing expenses was primarily due to increased interest expense on the Credit Facility from increased borrowings during the year.

Interest and financing expenses for the year ended September 30, 2024 increased by $1.1 million, or 19.5%, compared to the year ended September 30, 2023. The increase in interest and financing expenses was primarily due to increased interest expense on the Credit Facility from increased borrowings during the year.

Salaries and Benefits

Salaries and benefits expenses for the year ended September 30, 2025 decreased by $1.8 million, or 26.0%, compared to the year ended September 30, 2024. The decrease in salaries and benefits expenses was primarily due to decreased bonus accruals during the year.

Salaries and benefits expenses for the year ended September 30, 2024 increased by $2.7 million, or 63.6%, compared to the year ended September 30, 2023. The increase in salaries and benefits expenses was primarily due to increased bonus accruals during the year.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2025 increased by $0.7 million, or 25.8%, compared to the year ended September 30, 2024. This resulted primarily from an increase in taxes and increased miscellaneous expenses.

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

During the year ended September 30, 2025, we recognized $11.9 million of realized losses on our portfolio investments. The realized losses were primarily due to a realized loss on Black Angus Steakhouses, LLC for $10.3 million.

During the year ended September 30, 2024, we recognized $7.3 million of realized gains on our portfolio investments. The realized gains were primarily due to a realized gain on Maritime Wireless Holdings for $7.0 million and a realized gain on Kemmerer Operations, LLC for $8.5 million, offset by a loss on the sale of 1888 Industrial Services for $8.8 million

During the year ended September 30, 2023, we recognized $11.5 million of net realized losses on our portfolio investments. The realized losses were primarily due to the restructuring of one investment and the full repayments of two investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the year ended September 30, 2025, we had $10.7 million of net change in unrealized appreciation on investments. The net unrealized appreciation resulted from the reversal of the unrealized loss from the sale of Black Angus Steakhouses, LLC and unrealized appreciation primarily on Altisource S.A.R.L. and ECC Capital Corp.

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

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2025 and 2024 the Company recorded a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments of $0.2 million and $0.9 million, respectively. For the year ended September 30, 2023, the Company did not record a change in provision for deferred taxes.

Changes in Net Assets from Operations

For the year ended September 30, 2025, we recorded a net increase in net assets resulting from operations of $4.2 million compared to a net increase in net assets resulting from operations of $18.6 million for the year ended September 30, 2024, and a net increase in net assets resulting from operations of $26.9 million for the year ended September 30, 2023 as a result of the factors discussed above. Based on 2,015,157, 2,040,253 and 2,092,326 weighted average common shares outstanding for the years ended September 30, 2025, 2024, and 2023, respectively, our per share net increase (decrease) in net assets resulting from operations was $2.07, $9.13, and $12.87 for the years ended September 30, 2025, 2024 and 2023, respectively.

Financial Condition, Liquidity and Capital Resources

As a RIC, we distribute substantially all of our taxable net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

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

As of September 30, 2025 and 2024, we had $7.3 million and $67.6 million in cash and cash equivalents, respectively.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 719,940 shares of common stock through September 30, 2025, or 26.4% of shares outstanding as of the program’s inception, with a total cost of $28.9 million. The total remaining amount authorized under the expanded share repurchase program at September 30, 2025 was approximately $6.1 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. As of September 30, 2025, there was $90.0 million outstanding borrowings by the Company under the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2025 and 2024, we had commitments under loan and financing agreements to fund up to $5.5 million to six portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2025 and September 30, 2024 is shown in the table below (dollars in thousands):

	September 30, 2025	September 30, 2024
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$85	$-
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	1,521	-
PREIT Associates - Revolver	61
PSB Group, LLC - Revolver	472	-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	-
Tamarix Capital Partners II, L.P. - Fund Investment	865	1,313
WHI Global, LLC - Revolver	1,484	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	-	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	-	246
Total unfunded commitments	$5,517	$1,616

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at September 30, 2025 (dollars in thousands):

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
Revolving Credit Facility	$-	$-	$-	$-	$(89,991,619)	$-	$(89,991,619)
2028 Notes	-	-	(57,500,000)	-	-	-	(57,500,000)
2028 Promissory Note	-	-	(1,661,498)	-	-	-	(1,661,498)
Operating Lease Obligation (1)	(265,650)	(327,695)	(337,525)	(347,651)	(358,081)	(1,817,021)	(3,453,623)
Total contractual obligations	$(265,650)	$(327,695)	$(59,499,023)	$(347,651)	$(90,349,700)	$(1,817,021)	$(152,606,740)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

On May 9, 2024, the Board of Directors declared a special dividend in the amount of $2,645,925. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,888,283 for a record date of February 17, 2025 and paid on February 19, 2025. The Company did not declare any regular distribution payments during the years ended September 30, 2025, 2024 and 2023.

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

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their investment assets. During the year ended September 30, 2025, the Company recognized $0.7 million of income related to these contracts.

During the year ended September 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Maritime Wireless Holdings LLC was transferred to NVTN LLC.

Due from/to Affiliates

Due from affiliates at September 30, 2025 and September 30, 2024 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at September 30, 2025 and September 30, 2024 consists of certain expenses payable by the Company to certain of its affiliates.

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

Valuation of Portfolio Investments

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy. The three levels are defined below:

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current.  At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio, and a cost of $20.2 million.

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

Recent Developments

On December 8, 2025, the Company redeemed in aggregate its principal amount of the issued and outstanding 2028 Promissory Note, comprising all issued and outstanding 2028 Promissory Notes, at a price equal to the closing market price of the 2028 Notes on December 5, 2025, plus accrued and unpaid interest thereon from November 1, 2025, through, but excluding, December 8, 2025 in accordance with the terms of the indenture governing the 2028 Promissory Note. The redemption was completed on December 8, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2025, we did not engage in hedging activities.

As of September 30, 2025, 67.5% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount.

The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2025 was as follows (dollars in thousands):

	September 30, 2025
SOFR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$15,422	13.4%
1% to under 2%	50,486	44.1
2% to under 3%	2,649	2.3
3% to under 4%	13,135	11.4
4% to under 5%	8,864	7.7
No Floor	24,211	21.1
Total	$114,767	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical reference rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$4,000	$(2,700)	$1,300
Up 200 basis points	2,700	(1,800)	900
Up 100 basis points	1,300	(900)	400
Down 100 basis points	(1,300)	900	(400)
Down 200 basis points	(2,700)	1,800	(900)
Down 300 basis points	(4,000)	2,700	(1,300)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

PhenixFIN Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PhenixFIN Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended September 30, 2025 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of September 30, 2025 and 2024, by correspondence with the custodian, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Fair value of investments

As discussed in Notes 2, 3 and 4 of the consolidated financial statements, the Company measures its investments at fair value. The Company determines the fair value of investments that are not publicly traded and whose market quotations are not readily available using one or more methodologies including the market approach and/or income approach, which requires the Company to make subjective judgments and estimates using unobservable inputs. As of September 30, 2025, the fair value of level 3 investments was $224.2 million.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls over the Company’s process to estimate the fair value of level 3 investments, including controls related to the determination of market yield and financial performance multiples assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period fair values for a selection of investments to transaction prices occurring subsequent to the prior period valuation date. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted in evaluating the Company’s estimate of fair value by developing an independent estimate of fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing such estimates to the fair values recorded by the Company for the selected investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

New York, New York
December 12, 2025

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	September 30, 2025	September 30, 2024
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $139,342,491 and $143,179,354 respectively)	$145,280,169	$142,233,426
Affiliated investments (amortized cost of $35,390,223 and $20,564,242, respectively)	35,381,405	14,750,785
Controlled investments (amortized cost of $149,656,451 and $97,016,429, respectively)	121,610,914	70,931,647
Total Investments at fair value	302,272,488	227,915,858
Cash and cash equivalents	7,289,371	67,571,559
Receivables:
Interest receivable	1,203,404	1,313,598
Other receivable	44,971	65,838
Dividends receivable	42,950	23,468
Other assets	2,746,775	1,066,323
Deferred tax asset, net	1,234,847	887,099
Deferred financing costs	1,384,767	760,680
Due from Affiliate	572,331	90,500
Prepaid share repurchase	96,342	101,115
Receivable for investments sold	21,549	2,955,775
Total Assets	$316,909,795	$302,751,813

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $1,141,393 and $1,510,815, respectively)	$148,011,724	$135,723,636
Accounts payable and accrued expenses	4,226,889	5,570,150
Other liabilities	2,439,405	294,063
Interest and fees payable	1,187,574	768,043
Taxes payable	137,538	-
Due to Affiliate	132,365	88,148
Total Liabilities	156,135,495	142,444,040

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,003,769 and 2,019,778 common shares outstanding, respectively	2,004	2,020
Capital in excess of par value	704,640,648	704,909,588
Total distributable earnings (loss)	(543,868,352)	(544,603,835)
Total Net Assets	160,774,300	160,307,773
Total Liabilities and Net Assets	$316,909,795	$302,751,813

Net Asset Value Per Common Share	$80.24	$79.37

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

	For the Year Ended September 30,
	2025	2024	2023
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$12,190,186	$10,231,111	$8,031,539
Payment in-kind	1,355,918	938,879	506,555
Affiliated investments:
Cash	614,409	742,881	1,925,293
Payment in-kind	-	-	460,856
Controlled investments:
Cash	2,452,227	2,121,713	667,312
Payment in-kind	-	268,831	557,981
Total interest income	16,612,740	14,303,415	12,149,536
Dividend income
Non-controlled, non-affiliated investments	2,183,106	2,691,393	3,139,592
Affiliated investments	254,231	199,388	-
Controlled investments	5,024,928	3,972,352	3,716,676
Total dividend income	7,462,265	6,863,133	6,856,268
Interest from cash and cash equivalents	194,954	500,079	400,031
Fee income (see Note 9)	992,363	514,949	324,290
Other income	-	22	402,138
Total Investment Income	25,262,322	22,181,598	20,132,263

Expenses:
Interest and financing expenses	10,278,961	6,609,473	5,531,833
Salaries and benefits	5,067,324	6,850,792	4,186,852
Professional fees, net	1,977,541	1,462,766	1,404,676
General and administrative expenses	1,239,221	1,093,922	983,274
Directors fees	816,000	750,000	728,833
Administrator expenses (see Note 6)	404,941	301,931	320,310
Insurance expenses	338,013	378,854	466,319
Total expenses	20,122,001	17,447,738	13,622,097
Net Investment Income	5,140,321	4,733,860	6,510,166

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,618,869)	740,924	(10,538,228)
Affiliated investments	(10,316,867)	(1,991,456)	(1,018,267)
Controlled investments	13,230	8,542,831	23,456
Total net realized gains (losses)	(11,922,506)	7,292,299	(11,533,039)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	6,883,606	7,862,162	15,954,552
Affiliated investments	5,804,639	5,130,836	7,327,399
Controlled investments	(1,960,755)	(7,287,134)	8,659,262
Total net change in unrealized gains (losses)	10,727,490	5,705,864	31,941,213
Deferred tax benefit (expense)	210,210	887,099	-
Total realized and unrealized gains (losses)	(984,806)	13,885,262	20,408,174

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,155,515	$18,619,122	$26,918,340

Weighted average basic and diluted earnings per common share	$2.06	$9.13	$12.87
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,015,157	2,040,253	2,092,326

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2022	2,102,129	$2,102	$675,401,802	$(554,558,496)	$120,845,408

OPERATIONS
Net investment income (loss)	-	-	-	6,510,166	6,510,166
Net realized gains (losses) on investments	-	-	-	(11,533,039)	(11,533,039)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	31,941,213	31,941,213
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(28,416)	(28)	(1,058,185)	-	(1,058,213)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	20,468,622	(20,468,622)	-
Total Increase (Decrease) in Net Assets	(28,416)	(28)	19,410,437	6,449,718	25,860,127

Balance at September 30, 2023	2,073,713	2,074	694,812,239	(548,108,778)	146,705,535

OPERATIONS
Net investment income (loss)	-	-	-	4,733,860	4,733,860
Net realized gains (losses) on investments	-	-	-	7,292,299	7,292,299
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,705,864	5,705,864
Deferred tax benefit (expense)	-	-	-	887,099	887,099
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,645,925)	(2,645,925)
Repurchase of common shares	(53,935)	(54)	(2,370,905)	-	(2,370,959)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	12,468,254	(12,468,254)	-
Total Increase (Decrease) in Net Assets	(53,935)	(54)	10,097,349	3,504,943	13,602,238

Balance at September 30, 2024	2,019,778	2,020	704,909,588	(544,603,835)	160,307,773

OPERATIONS
Net investment income (loss)	-	-	-	5,140,321	5,140,321
Net realized gains (losses) on investments	-	-	-	(11,922,506)	(11,922,506)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	10,727,490	10,727,490
Deferred tax benefit (expense)	-	-	-	210,210	210,210
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,888,283)	(2,888,283)
Repurchase of common shares	(16,009)	(16)	(800,689)	-	(800,705)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	531,749	(531,749)	-
Total Increase (Decrease) in Net Assets	(16,009)	(16)	(268,940)	735,483	466,527

Balance at September 30, 2025	2,003,769	$2,004	$704,640,648	$(543,868,352)	$160,774,300

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,155,515	18,619,122	$26,918,340
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	100,348,370	112,313,260	66,642,920
Purchases, originations and participations	(173,921,300)	(99,173,887)	(76,652,712)
Investment increases due to payment-in-kind interest	(1,355,918)	(1,207,710)	(1,525,392)
Net amortization of premium (discount) on investments	(622,798)	(388,667)	(1,560,684)
Amortization of debt issuance cost	369,422	347,908	370,329
Amortization of deferred financing cost	559,419	565,619	286,597
Net realized (gains) losses from investments	11,922,506	(7,292,299)	11,533,039
Net unrealized (gains) losses on investments	(10,727,490)	(5,705,864)	(31,941,213)
(Increase) decrease in operating assets:
Interest receivable	110,194	(342,483)	(243,539)
Paydown receivable	-	-	112,500
Other receivable	20,867	(34,413)	5,567
Dividends receivable	(19,482)	138,011	107,851
Due from affiliate	(481,831)	318,714	(137,252)
Other assets	(1,680,452)	(233,323)	359,677
Prepaid share repurchase	4,773	97,904	290,137
Receivable for investments sold	2,934,226	984,400	(3,940,175)
Provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(347,748)	(887,099)	-
Taxes payable	137,538	-	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,343,261)	2,503,166	1,026,707
Interest and fees payable	419,531	77,645	187,273
Other liabilities	2,145,342	(138,635)	(140,251)
Deferred revenue	-	(421,685)	96,083
Due to Affiliate	44,217	88,148	-
Payable for investments purchased	-	(4,123,059)	(12,426,941)
Administrator expenses payable	-	-	(74,911)
Net cash provided by (used in) operating activities	(67,328,360)	16,104,773	(20,706,050)
Cash Flows from Financing Activities:
Debt issuance	55,418,666	76,471,498	36,441,941
Paydowns on debt	(43,500,000)	(25,178,988)	(30,521,800)
Debt issuance costs paid	-	(169,888)	-
Deferred financing costs	(1,183,506)	(627,175)	(935,721)
Distributions paid to shareholders	(2,888,283)	(2,645,925)	-
Repurchase of common shares	(800,705)	(2,370,959)	(1,058,213)
Net cash provided by (used in) financing activities	7,046,172	45,478,563	3,926,207
Net increase (decrease) in cash and cash equivalents	(60,282,188)	61,583,336	(16,779,843)
Cash and cash equivalents, beginning of period	67,571,559	5,988,223	22,768,066
Cash and cash equivalents, end of period	$7,289,371	67,571,559	$5,988,223

Supplemental information:
Interest paid during the period	$8,762,139	5,532,959	$4,647,166
Non-cash purchase of investments	$12,665,596	45,900,000	$-
Non-cash sale of investments	$12,665,596	45,900,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2025

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Adamas Trust, Inc.(11)	Real Estate	Equity - 221,469 Class E Preferred Units(13)(24)		$221,469	$5,510,240	$5,565,516	3.45%
		Equity - 17,243 Class F Preferred Units(13)(18)		17,243	375,635	392,278	0.24%
				238,712	5,885,875	5,957,794	3.69%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 6.50%)(14)(20)(24)(27)	4/30/2030	8,040,718	8,460,009	8,322,143	5.18%
		Equity - 547,180 Units(13)(21)		547,180	3,327,909	6,380,119	3.97%
		Warrants(13)(21)	4/2/2029	111,343	647,105	77,940	0.05%
		Warrants(13)(21)	4/30/2032	111,343	622,110	64,579	0.04%
				8,810,584	13,057,133	14,844,781	9.24%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Real Estate	First Lien Term Loan (SOFR + CSA + 2.75%, 1.00% Floor)(14)(20)(23)(29)	11/1/2025	2,879,525	2,419,049	2,753,546	1.71%
				2,879,525	2,419,049	2,753,546	1.71%

Chimera Investment Corp.(11)	Real Estate	Equity - 151,710 Class C Preferred Units(13)(15)		151,710	3,635,972	3,504,501	2.18%
		Equity - 26,133 Class B Preferred Units(13)(24)		26,133	635,531	629,544	0.39%
				177,843	4,271,503	4,134,045	2.57%

Compass Diversified Holdings(11)	Real Estate	Equity - 22,049 Series C Preferred Units(13)(28)		22,049	381,008	405,702	0.25%
				22,049	381,008	405,702	0.25%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,200,434	7,915,036	4.92%
				637,795	7,200,434	7,915,036	4.92%

Franklin BSP Realty Trust, Inc.(11)	Real Estate	Equity - 50,000 Common Units(13)		50,000	498,155	543,000	0.34%
				50,000	498,155	543,000	0.34%

Innovate Corp.(11)	Construction & Building	10.50% Senior Secured Notes(14)	2/1/2027	4,558,125	4,022,788	4,033,941	2.51%
				4,558,125	4,022,788	4,033,941	2.51%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 180,000 Common Units(13)		180,000	1,411,789	1,360,800	0.85%
				180,000	1,411,789	1,360,800	0.85%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	987,500	983,422	997,375	0.62%
JFL-NGS-WCS Partners, LLC		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	13,100,000	8.15%
				10,987,500	10,983,422	14,097,375	8.77%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%)(24)	12/31/2028	8,762,782	8,762,782	8,762,782	5.45%
				8,762,782	8,762,782	8,762,782	5.45%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2025

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC (dba Arc Gaming & Technologies, LLC)	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 5.00% PIK, 1.00% Floor)(20)(25)	10/2/2029	$2,143,683	$1,998,121	$1,993,625	1.24%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(25)	10/2/2028	1,514,302	1,410,541	1,514,302	0.94%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	994,485	0.62%
				3,888,724	3,858,055	4,502,412	2.80%

MFA Financial, Inc.(11)	Real Estate	Equity - 114,695 Class C Preferred Units(13)(24)		114,695	2,800,579	2,737,770	1.70%
		Equity - 70,000 Common Units(13)		70,000	714,994	643,300	0.40%
				184,695	3,515,573	3,381,070	2.10%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	2,967,133	2,786,574	2,822,486	1.76%
		9.29% Senior Secured Note(14)	4/15/2029	4,000,000	3,676,250	3,910,000	2.43%
				6,967,133	6,462,824	6,732,486	4.19%

Onity Group Inc.(11)	Real Estate	Equity - 200,000 Preferred Units(28)		200,000	3,925,000	3,948,000	2.46%
				200,000	3,925,000	3,948,000	2.46%

PHH Mortgage Corp.	Real Estate	9.875% Senior Secured Note(14)	11/1/2029	2,500,000	2,343,050	2,515,625	1.56%
				2,500,000	2,343,050	2,515,625	1.56%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	9,704,216	8,504,727	7,860,415	4.89%
				9,704,216	8,504,727	7,860,415	4.89%

PREIT Associates	Real Estate	Senior Secured First Lien Term Loan (SOFR + 7.00%)(14)(23)	4/1/2029	56,201	55,077	57,606	0.04%
		Senior Secured Revolving Note (SOFR + 5.50%)(8)(23)	12/31/2028	73,083	72,230	71,251	0.04%
				129,284	127,307	128,857	0.08%

PSB Group, LLC	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.50%, 1.00% Floor)(23)	4/17/2030	5,706,618	5,679,996	5,706,618	3.55%
		Senior Secured First Lien Revolver (SOFR + 6.50%, 1.00% Floor)(8)(12)(23)	4/17/2030	293,137	293,137	293,137	0.18%
				5,999,755	5,973,133	5,999,755	3.73%

Redwood Trust Inc.(11)	Real Estate	Equity - 165,000 Common Units(13)		165,000	1,012,942	955,350	0.59%
				165,000	1,012,942	955,350	0.59%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 5.75%, 1.00% Floor)(23)	12/20/2029	13,469,643	13,404,028	13,469,643	8.38%
		Senior Secured First Lien Revolver (SOFR + 5.75%, 1.00% Floor)(8)(12)(23)	12/20/2029	400,000	400,000	400,000	0.25%
				13,869,643	13,804,028	13,869,643	8.63%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	314,132	0.20%
				358,867	345,491	314,132	0.20%

Spotter Inc.	High Tech Industries	Equity - Series D-1 Preferred Stock(21)		414,293	5,999,998	5,999,998	3.73%
				414,293	5,999,998	5,999,998	3.73%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	3,960,000	3,830,925	3,742,200	2.33%
				3,960,000	3,830,925	3,742,200	2.33%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(21)		N/A	2,194,384	2,227,463	1.39%
				-	2,194,384	2,227,463	1.39%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,025,000	2,009,375	2,027,531	1.26%
				2,025,000	2,009,375	2,027,531	1.26%

WHI Global, LLC	Aerospace & Defense	Senior Secured Revolving Note(SOFR + CSA + 8.75%, 3.00% Floor)(8)(12)(20)(23)	4/17/2029	884,053	863,075	876,097	0.54%
		Senior Secured First Lien Term Loan(SOFR + CSA + 8.75%, 3.00% Floor)(20)(23)	4/17/2029	12,369,840	12,256,814	12,258,511	7.62%
Wingman Holdings, Inc.		Equity - 350 Common Shares(21)		350	700,000	483,284	0.30%
				13,254,243	13,819,889	13,617,892	8.46%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	618,546	623,442	618,546	0.38%
		First Out Delayed Draw Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	30,950	31,933	31,128	0.02%
		Last Out Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	1,863,568	1,859,920	1,858,909	1.16%
		Last Out Delayed Draw Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	140,082	140,082	139,955	0.09%
				2,653,146	2,655,377	2,648,538	1.65%

Subtotal Non-Controlled/Non-Affiliated Investments				104,412,066	$139,342,491	$145,280,169	90.35%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2025

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	12% Senior Secured First Lien Term Loan	3/7/2030	8,932,500	8,770,471	8,798,513	5.47%
		Equity - 3,375,000 Units(21)		3,375,000	3,375,000	3,359,511	2.09%
				12,307,500	12,145,471	12,158,024	7.56%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,008,289	10,960,741	6.82%
				625,548	10,008,289	10,960,741	6.82%

MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan(SOFR + CSA + 8.00%, 4.00% Floor)(20)(24)(27)	9/30/2028	6,843,380	6,696,228	6,398,561	3.98%
		Senior Secured Delayed Draw Term Loan(SOFR + CSA + 10.00%, 4.00% Floor)(8)(20)(24)(27)	10/1/2028	505,470	468,621	490,306	0.30%
		Senior Secured First Lien Revolver(SOFR + CSA + 8.00%, 4.00% Floor)(8)(12)(20)(24)(27)	9/30/2028	2,112,671	2,077,048	1,975,347	1.23%
		Equity - Class E Preferred Units(21)(27)		4,106,076	3,167,157	2,725,408	1.70%
		Warrants - 2.28% of Outstanding Equity(21)		3,380,282	827,409	673,018	0.42%
				16,947,879	13,236,463	12,262,640	7.63%

Subtotal Affiliated Investments				29,880,927	$35,390,223	$35,381,405	22.01%

Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	$4,257,002	$6,636,000	4.13%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	6,997,012	6,997,012	6,997,012	4.35%
				90,997,012	11,254,014	13,633,012	8.48%

FlexFIN, LLC	Services: Business	Equity Interest		37,180,761	37,180,761	37,180,761	23.13%
				37,180,761	37,180,761	37,180,761	23.13%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)(21)		100,000	49,255,076	48,469,540	30.15%
				100,000	49,255,076	48,469,540	30.15%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	8,900,000	9,029,539	8,900,000	5.54%
		Senior Secured First Lien Term Loan B (AFR)(26)	12/31/2026	17,552,420	13,916,082	13,427,601	8.35%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				37,959,579	51,966,600	22,327,601	13.89%

Subtotal Controlled Investments				166,237,352	$149,656,451	$121,610,914	75.65%

	Total Investments, September 30, 2025			300,530,345	$324,389,165	$302,272,488	188.01%

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(22,116,677).
The tax cost basis of investments is $323,885,351 as of September 30, 2025.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $160,774,300 as of September 30, 2025.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2025 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of September 30, 2025.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2025, non-qualifying assets represented 14.70% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2025, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and shifted to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to a rate equal to the five-year US Treasury Rate plus a 6.278% spread on 4/15/2028
(20)	Credit Spread Adjustment (“CSA”)
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(25)	The interest rate on these securities is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(26)	The interest rate on these securities is subject to the monthly Applicable Federal Rate, which as of September 30, 2025 was 3.93%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(28)	The interest rate on this preferred equity is 7.875%
(29)	On November 1, 2025, the maturity date of this investment was extended to 11/1/2026.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

September 30, 2025

Note 1. Organization

PhenixFIN Corporation (“PhenixFIN,” the “Company,” “we” and “us”) is an internally-managed non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Through December 31, 2020, we were an externally managed company. Since January 1, 2021, we have operated under our present internalized management structure.

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

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2025 and 2024, we had $7.3 million and $67.6 million in cash and cash equivalents, respectively, none of which is restricted.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2025, 2024 and 2023, the Company earned approximately $1.4 million, $1.2 million, $1.5 million in PIK interest, respectively.

Note 2. Significant Accounting Policies (continued)

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned.  For the years ended September 30, 2025, 2024 and 2023, fee income was approximately $1.0 million, $0.5 million and $0.3 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. Realized gains relating to restructuring transactions that occurred during the year ended September 30, 2025 and 2024 were $0.3 million and $6.9 million. No realized gains or losses relating to restructuring transactions occurred during the year ended September 30, 2023. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $2.4 million, or 1.1% of the fair value of our portfolio, and a cost of $20.2 million.

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

Note 2. Significant Accounting Policies (continued)

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment (including the impact of pandemics, wars, tariffs, or other events on financial markets), portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after September 30, 2024, and interim periods beginning after September 30, 2025 for the Company. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company adopted the guidance during the year ended September 30, 2025 and its adoption did not have a material impact on the Company’s financial statements. See “Note 15 – Segment Reporting” for more information.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax for the calendar year ended 2024 accrued at September 30, 2025, for the calendar year ended 2023 accrued at September 30, 2024 and the calendar year ended 2022 accrued at September 30, 2023. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2025 and September 30, 2024, the Company recorded a net deferred tax asset of $1,234,847 and $887,099, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2025 and 2024, the Company recorded a change in provision for deferred taxes of $210,210 and $887,099, respectively, on the unrealized (appreciation)/depreciation on investments. For the year ended September 30, 2023, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of September 30, 2025 and 2024, the Company had a deferred tax asset of $14.4 million and $20.9 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of September 30, 2025 and 2024, the Company has booked a valuation allowance of $13.2 million and $20.0 million, respectively, against its deferred tax asset.

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

Note 2. Significant Accounting Policies (continued)

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2025, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of net operating losses and investments in wholly-owned subsidiaries as follows:

	For the Years Ended September 30
	2025	2024	2023
Capital in excess of par value	$531,749	$12,468,254	$20,468,622
Accumulated undistributed net investment income/(loss)	(531,749)	(12,468,254)	(20,468,622)
Accumulated net realized gain/(loss) from investments	-	-

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2025, 2024 and 2023 were as follows:

	For the Years Ended September 30
	2025	2024	2023
Ordinary income	$2,888,283	$2,645,925	$-
Distributions of long term capital gains	-	-	-
Return of capital	-	-	-
Distributions on a tax basis	$2,888,283	$2,645,925	$-

For federal income tax purposes, the cost of investments owned at September 30, 2025, 2024 and 2023 were approximately $323.9 million, $259.6 million and $264.1 million, respectively.

At September 30, 2025, 2024 and 2023, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the Years Ended September 30
	2025	2024	2023
Undistributed ordinary income	$246,251	$1,918,290	$2,389,267
Accumulated capital and other losses(1)	(523,575,571)	(515,131,566)	(512,809,528)
Other temporary differences	(23,477)	(41,229)	(57,438)
Unrealized appreciation/(depreciation)	(20,515,555)	(31,349,330)	(37,631,079)
Components of distributable earnings/(accumulated deficits) at year end	$(543,868,352)	(544,603,835)	$(548,108,778)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2025, the Company had a long-term capital loss carryforward available to offset future realized capital gains of $521,474,790 and a short-term capital loss carryforward of $2,100,781. Net capital losses incurred after October 31 (post-October losses) and net investment losses incurred after December 31 (late-year losses), and within the taxable year, may be elected to be deferred to the first business day of the Fund’s next taxable year. As of the most recent fiscal period ended September 30, 2025, the Fund did not elect to defer any late year losses.

Note 2. Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2025. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

Note 3. Investments

The composition of our investments as of September 30, 2025 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$125,373	38.6%	$116,567	38.6%
Senior Secured Notes	17,039	5.3	17,457	5.8
Fund Investment	2,194	0.7	2,227	0.7
Equity/Warrants	179,783	55.4	166,021	54.9
Total Investments	$324,389	100.0%	$302,272	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2025 and 2024, the total fair value of warrants was $815.5 thousand and $82.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the year ended September 30, 2025, the Company acquired two additional warrants in existing portfolio companies. During the year ended September 30, 2024, the Company did not acquire any additional warrants in an existing portfolio company.

Total change in unrealized depreciation related to warrants for the years ended September 30, 2025, 2024 and 2023 was $46.5 thousand, $123.7 thousand and $143.9 thousand, respectively, and was recorded on the Consolidated Statements of Operations as net change in unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2025 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$56,249	18.6%
Insurance	48,470	16.0
Real Estate	47,632	15.8
Services: Consumer	38,418	12.7
Aerospace & Defense	25,881	8.6
Hotel, Gaming & Leisure	22,328	7.4
Construction & Building	18,131	6.0
High Tech Industries	16,961	5.6
Metals & Mining	8,763	2.9
Automotive	7,860	2.6
Media: Broadcasting & Subscription	4,850	1.6
Consumer Discretionary	4,502	1.5
Banking	2,227	0.7
Total	$302,272	100.0%

Note 3. Investments (continued)

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2024 (dollars in thousands):

	Fair Value	Percentage

Real Estate	$50,162	22.0%
Services: Business	46,706	20.5
Services: Consumer	28,121	12.3
Hotel, Gaming & Leisure	24,253	10.6
Construction & Building	17,095	7.5
High Tech Industries	12,352	5.5
Automotive	12,316	5.4
Metals & Mining	12,161	5.3
Media: Broadcasting & Subscription	9,003	4.0
Energy: Oil & Gas	4,333	1.9
Packaging	3,505	1.5
Consumer Discretionary	3,456	1.5
Aerospace & Defense	2,827	1.2
Banking	1,525	0.7
Insurance	101	0.1
Total	$227,916	100.0%

The Company invests in portfolio companies principally located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2025 (dollars in thousands):

	Fair Value	Percentage
Northeast	$114,610	37.9%
Southeast	106,037	35.1
West	31,549	10.4
Midwest	19,272	6.4
Southwest	15,645	5.2
Mid-Atlantic	314	0.1
International	14,845	4.9
Total	$302,272	100.0%

Note 3. Investments (continued)

The following table shows the portfolio composition by geographic location at fair value at September 30, 2024 (dollars in thousands):

	Fair Value	Percentage
Northeast	$87,269	38.3%
Southeast	61,276	26.9
Midwest	34,648	15.2
West	31,951	14.0
Southwest	2,749	1.2
Mid-Atlantic	375	0.2
International	9,648	4.2
Total	$227,916	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2025 and 2024 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)		Fair Value at September 30, 2025	Earned Income	Fee/Other Income
Affiliated Investments
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Senior Secured First Lien Term Loan	$-	$8,769,172	$-	$28,042	$1,299		$8,798,513	$614,409	$-
	Equity	-	3,375,000	-	(15,489)		-	3,359,511	-	-
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	751,207	(243,889)	-	124,542	(631,860)		-	-	-
	Senior Secured First Lien Term Loan	-	-	-	7,767,533	(7,767,533)		-	-	-
	Senior Secured First Lien Super Priority DDTL	1,647,776	-	-	273,184	(1,920,960)		-	-	-
FST Holdings Parent, LLC	Equity	12,351,802	8,289	-	(1,399,350)	-		10,960,741	254,231	-
MB Precision Investment Holdings LLC	Senior Secured First Lien Term Loan	-	6,694,041	-	(297,667)	2,187		6,398,561	-	-
	Senior Secured Delayed Draw Term Loan	-	468,621	-	21,685	-		490,306	-	-
	Senior Secured First Lien Revolver	-	2,077,048	-	(101,701)	-		1,975,347	-	-
	Equity	-	3,167,157	-	(441,749)	-		2,725,408	-	-
	Warrants	-	827,409	-	(154,391)	-		673,018	-	-
Total Affiliated Investments		$14,750,785	$25,142,848	$-	$5,804,639	$(10,316,867)		$35,381,405	$868,640	$-

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2025	Earned Income	Fee/Other Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$7,422,012	$(425,000)	$-	$-	$-	$6,997,012	$716,278	$-
	Equity	4,872,000	-	-	1,764,000	-	6,636,000	-	197,201
FlexFIN, LLC	Equity Interest	36,683,046	497,716	-	-	-	37,180,762	5,024,928	-
NSG Captive, Inc.	Equity	101,000	49,154,076	-	(785,536)	-	48,469,540	-	522,487
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	5,500,000	3,400,000	-	(13,230)	13,230	8,900,000	922,828	-
	Senior Secured First Lien Term Loan B	16,353,589	-	-	(2,925,989)	-	13,427,600	813,121	-
Total Controlled Investments		$70,931,647	$52,626,792	$-	$(1,960,755)	$13,230	$121,610,914	$7,477,155	$719,688

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2024	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$751,479	$(1,096,561)	$(196,411)	$439,778	$101,715	$-	$123,326
	Senior Secured First Lien Term Loan A	-	-	-	9,473,068	(9,473,068)	-	-
	Revolving Credit Facility	4,632,177	(5,112,074)	-	-	479,897	-	158,704
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	875,749	-	-	(124,542)	-	751,207	-
	Senior Secured First Lien Term Loan	1,459,249	-	-	(1,459,249)	-	-	-
	Senior Secured First Lien Super Priority DDTL	1,920,960	-	-	(273,184)	-	1,647,776	-
FST Holdings Parent, LLC	Equity	10,000,003	-	-	2,351,799	-	12,351,802	199,388
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan B	7,500,000	(7,373,166)	-	(126,834)	-	-	535,857
	Equity	10,150,000	(11,900,000)	-	(5,150,000)	6,900,000	-	-
Total Affiliated Investments		$37,289,617	$(25,481,801)	$(196,411)	$5,130,836	$(1,991,456)	$14,750,785	$1,017,275

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2024	Earned Income
Controlled Investments
ECC Capital Corp.	Senior Secured Promissory Note	$-	$7,422,012	$-	$-	-	$7,422,012	$962,959
	Equity	-	4,257,002	-	614,998	-	4,872,000	33,280
FlexFIN, LLC	Equity Interest	38,870,711	(2,187,665)	-	-	-	36,683,046	3,972,352
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	3,383,877	5,769,816	(9,153,693)	-	-	-	268,831
	Equity	9,133,052	(10,378,988)	-	(7,296,895)	8,542,831	-	-
NSG Captive, Inc.	Equity	-	101,000	-	-	-	101,000	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,214,856	(1,693,577)	-	(21,279)	-	5,500,000	1,035,741
	Senior Secured First Lien Term Loan B	5,037,547	-	-	11,316,042	-	16,353,589	423,013
	Equity	-	11,900,000	-	(11,900,000)	-	-	-
Total Controlled Investments		$63,640,043	$15,189,600	$(9,153,693)	$(7,287,134)	$8,542,831	$70,931,647	$6,696,176

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Note 3. Investments (continued)

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the quarter an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2025, 2024 and 2023.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had three unconsolidated subsidiaries, FlexFIN, LLC, NSG Captive Inc., and NVTN LLC, that are deemed to be a “significant subsidiary” as of September 30, 2025. For the year ended September 30, 2024, the Company evaluated and determined that it had one unconsolidated subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary.” In accordance with Rule 3-09, separate audited financial statements of FlexFIN, LLC for the year ended September 30, 2025 are being filed herewith as Exhibit 99.2. In accordance with Rule 4-08(g), summarized financial information for September 30, 2025 is presented below for NSG Captive Inc. and NVTN LLC.

Balance Sheet	September 30, 2025
Total Assets	$335,887
Total Liabilities	293,589

Income Statement	For the Year Ended September 30, 2025
Total Income	$68,791
Total Expenses	71,448
Net Income	$(2,656)

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2025 (dollars in thousands):

	Fair Value Hierarchy as of September 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$27,586	$88,981	$116,567
Senior Secured Notes	-	10,460	6,997	17,457
Equity/Warrants	37,812	-	128,209	166,021
Total	$37,812	$38,046	$224,187	$300,045
Investments measured at net asset value(1)				2,227
Total Investments, at fair value				$302,272

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2025 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2024	$68,987	$7,422	$63,881	$140,290
Purchases and other adjustments to cost	68,553	-	84,494	153,047
Sales (including repayments or maturities)	(36,901)	(425)	(15,764)	(53,090)
Net realized gains/(losses) from investments	(11,601)	-	(1,771)	(13,372)
Net unrealized gains/(losses)	7,826	-	(2,519)	5,307
Transfer in/(out)	(7,883)	-	(112)	(7,995)
Balance as of September 30, 2025	$88,981	$6,997	$128,209	$224,187

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

Net change in unrealized gain (loss) for the years ended September 30, 2024 and 2023 included in earnings related to Level 3 investments still held as of September 30, 2025 and 2024 was approximately $(5.7) million and $2.1 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2025, $7.9 million of investments were transferred out of Level 3 and no investments were transferred into Level 3. During the year ended September 30, 2024, $23.1 million of investments were transferred out of Level 3 and no investments were transferred into Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$74,485	Income Approach	Market Yield	3.3% - 14.5% (10.0%)	Decrease
Senior Secured First Lien Term Loans	13,428	Market Approach	EBITDA Multiple	1.8x - 2.8x (2.3x)	Increase
Senior Secured First Lien Term Loans	997	Market Approach	Market Spread	4.8% - 5.5% (5.1%)	Increase
Senior Secured First Lien Term Loans	71	Recent Purchase	Purchase Price	N/A	N/A
Senior Secured Notes	6,997	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	78,255	Market Approach	EBITDA Multiple	1.3x - 13.0x (11.0x)	Increase
Equity/Warrants	37,181	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	3,948	Market Approach	Market Quote	N/A	N/A
Equity/Warrants	6,000	Market Approach	Revenue Multiple	2.5x-3.0x (2.8x)	Increase
Equity/Warrants	2,725	Income Approach	Market Yield	28.3%-28.8% (28.5%)	Decrease
Equity/Warrants	100	Cost Approach	Collateral Value	N/A	N/A
Total	$224,187

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

As of September 30, 2025, the Company’s asset coverage was 207.8% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

As of September 30, 2024, the Company’s asset coverage was 216.8% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2025 and 2024 were as follows (dollars in thousands):

	September 30, 2025				September 30, 2024
	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,477	$55,154	$57,500	$57,500	$56,143	$51,980
2028 Promissory Note	1,661	1,661	1,543	1,594	1,661	1,661	1,508	1,661
Revolving Credit Facility	10,008	89,992	89,992	89,992	9,427	78,073	78,073	78,073
Total debt	$69,169	$149,153	$148,012	$146,740	$68,588	$137,234	$135,724	$131,714

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

Note 5. Borrowings (continued)

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest”). Woodforest is the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility has a maturity date of December 15, 2025.

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

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of September 30, 2025, the Company was in compliance in all respects with the terms of the Credit Facility.

As of September 30, 2025 and September 30, 2024, there was $90.0 million and $78.1 million outstanding, respectively, under the Credit Facility.

Note 5. Borrowings (continued)

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2025 the 2028 Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of September 30, 2025 and September 30, 2024, the 2028 Promissory Note is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4. As of September 30, 2025 and September 30, 2024, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of September 30, 2025 and September 30, 2024, debt issuance costs related to the 2023 Notes and the 2028 Notes were as follows (dollars in thousands):

	For the year ended			For the year ended
	September 30, 2025			September 30, 2024
	2028 Notes	2028 Promissory Note	Total	2028 Notes	2028 Promissory Note	Total
Total debt issuance costs at beginning of period	$1,357	$154	$1,511	$1,689	$-	$1,689
Debt issuance costs during the period	-	-	-	-	169	169
Amortized debt issuance costs	334	36	370	332	15	347
Unamortized debt issuance costs	$1,023	$118	$1,141	$1,357	$154	$1,511

For the years ended September 30, 2025, 2024 and 2023, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2023 Notes, 2028 Notes and Credit Facility were as follows (dollars in thousands):

	For the Years Ended September 30,
	2025	2024	2023
2023 Notes Interest	$-	$-	$410
2028 Notes Interest	3,020	3,019	3,019
2028 Promissory Note	87	36	-
Credit facility interest	6,141	2,533	1,390
Commitment fees	(8)	108	56
Amortization of deferred financing costs	559	566	287
Amortization of debt issuance costs	369	347	370
Other	111	-	-
Total	$10,279	$6,609	5,532
Weighted average stated interest rate	6.5%	6.3%	5.9%
Weighted average debt outstanding	$144,153	$88,467	$81,600

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the years ended September 30, 2025, 2024 and 2023, we incurred $0.4 million, $0.3 million and $0.3 million in administrator expenses, respectively.

As of September 30, 2025 and 2024, $0.0 million and $0.0 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 6. Agreements (continued)

The Target Performance Award for each executive officer for the 2023 LTIP Plan, the 2024 LTIP Plan, and the 2025 LTIP Plan is set forth in the tables below:

Name and Title	2023 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

Name and Title	2024 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

Name and Title	2025 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$1,000,000
Ellida McMillan, Chief Financial Officer	425,000

During the years ended September 30, 2025, September 30, 2024 and September 30, 2023 the Company recorded an expense of $1,425,922, $2,798,437 and $317,000, respectively, for these awards. During the year ended September 30, 2025, the Company paid out $2,002,790 for the 2022 LTIP Plan based on achievement of the Performance Goals. During the year ended September 30, 2024, the Company did not pay out anything for these awards.

Note 7. Related Party Transactions

During the year ended September 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Maritime Wireless Holdings LLC was transferred to NVTN LLC.

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their investment assets. During the year ended September 30, 2025, the Company recognized $0.7 million of income related to these contracts.

Due from/to Affiliates

Due from affiliates at September 30, 2025 and September 30, 2024 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at September 30, 2025 and September 30, 2024 consists of certain expenses payable by the Company to certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of September 30, 2025 and 2024, we had commitments under loan and financing agreements to fund up to $5.5 million to six portfolio companies and $1.6 million to two portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. The Company maintains adequate liquidity to fund its unfunded commitments. A summary of the composition of the unfunded commitments as of September 30, 2025 and 2024 is shown in the table below (dollars in thousands):

	September 30, 2025	September 30, 2024
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$85	$-
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	1,521	-
PREIT Associates - Revolver	61	-
PSB Group, LLC - Revolver	472	-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	-
Tamarix Capital Partners II, L.P. - Fund Investment	865	1,313
WHI Global, LLC - Revolver	1,484	-
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - First Out Delayed Draw Term Loan	-	57
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC) - Last Out Delayed Draw Term Loan	-	246
Total unfunded commitments	$5,517	$1,616

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 5, 2021. On December 18, 2024, the Company amended the terms of the lease, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 5, 2025, as well as any time on or after the 84th month anniversary of September 5, 2025.

Upon entering into the lease on September 5, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

As of September 30, 2025 and 2024, the asset related to the operating lease was $2.5 million and $0.3 million, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of September 30, 2025 and 2024, the lease liability was $2.4 million and $0.3, million, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of September 30, 2025 and September 30, 2024, the remaining lease term was approximately ten years and two years, respectively, and the implied borrowing rate was 6.85% and 5.25% for September 30, 2025 and September 30, 2024, respectively.

The following table shows future minimum payments under PhenixFIN’s operating lease as of September 30, 2025:

For the Years Ended September 30,	Amount
2026	$184,538
2027	325,261
2028	335,019
2029	345,070
2030	355,422
Thereafter	1,908,314
3,453,624
Difference between undiscounted and discounted cash flows	(1,014,219)
$2,439,405

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees and management fees, which are recurring in nature. The following table summarizes the Company’s fee income for the years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

	For the Years Ended September 30,
	2025	2024	2023
Prepayment fee	$-	$-	$-
Administrative agent fee	5	75	169
Amendment fee	8	-	53
Management fee	72	-	-
Other fees	907	440	102
Fee income	$992	$515	$324

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2025, 2024 and 2023, the Company recognized $0.8 million, $0.8 million and $0.7 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2025, 2024 and 2023.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the years ended September 30, 2025, 2024 and 2023 (amounts in thousands, except shares and per share amounts):

	For the Year Ended September 30,
	2025	2024	2023
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$4,156	$18,619	$26,918
Weighted average shares of common stock outstanding - basic and diluted	2,015,157	2,040,253	2,092,326
Earnings (loss) per share of common stock - basic and diluted	$2.06	$9.13	$12.87

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2025, 2024, 2023, 2022 and 2021:

	For the Year Ended September 30,
	2025	2024	2023	2022	2021
Per share data
Net Asset Value per share at Beginning of Period	$79.37	$70.75	$57.49	$57.08	$55.30

Results of Operations:
Net Investment Income/(Loss)(1)	2.55	2.32	3.11	1.48	6.92
Net Realized Gain/(Loss) on Investments	(5.92)	3.57	(5.51)	2.24	(15.86)
Net Unrealized Gain/(Loss) on Investments	5.33	2.81	15.27	(6.22)	9.47
Net loss on extinguishment of debt	-	-	-	(0.13)	(0.05)
Deferred tax benefit (expense)	0.10	0.43	-	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	2.06	9.13	12.87	(2.63)	0.48

Capital Share Transactions
Distributions declared	(1.43)	(1.31)	-	(0.12)	-
Repurchase of common stock under stock repurchase program(2)	0.24	0.80	0.39	3.16	1.30
Net Increase (Decrease) Resulting from Capital Share Transactions	(1.19)	(0.51)	0.39	3.04	1.30
Net Asset Value per share at End of Period	$80.24	$79.37	$70.75	$57.49	$57.08

Net Assets at End of Period	$160,774,300	$160,307,773	$146,705,535	$120,845,408	$143,693,981
Shares Outstanding at End of Period	2,003,769	2,019,778	2,073,713	2,102,129	2,517,221

Per share market value at end of period	$47.63	$47.60	$37.90	$34.88	$42.90
Total return based on market value(3)	3.07%	29.05%	8.66%	(18.69)%	140.61%
Total return based on net asset value(4)	2.09%	11.08%	21.40%	(15.90)%	(4.60)%
Portfolio turnover rate	35.55%	43.90%	32.62%	69.43%	24.97%

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)	3.22%	3.06%	4.80%	2.55%	12.44%
Ratio of total expenses to average net assets	12.59%	11.27%	10.04%	9.02%	9.26%

Supplemental Data:
Percentage of non-recurring fee income(5)	3.93%	2.32%	1.61%	2.70%	7.94%
Average debt outstanding(6)	$144,153,179	$88,467,130	$81,599,762	$85,397,690	$82,930,098
Average debt outstanding per weighted average common share	$71.53	$43.36	$39.18	$36.75	$30.97
Asset coverage ratio per unit(7)	$2,078	$2,168	$2,707	$2,550	$2,856
Senior Securities Outstanding(8)
2023 Notes	$-	$-	$-	$22,521,800	$77,846,800
2028 Notes	$57,500,000	$57,500,000	$57,500,000	$57,500,000	$-
2028 Promissory Note	$1,661,498	$1,661,498	$-	$-	$-
Credit Facility	$89,991,619	$78,072,953	$28,241,941	$-	$-

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $2.55, $2.32, $3.11, $1.48 and $6.92 per share for the years ended September 30, 2025, 2024, 2023, 2022, and 2021, respectively.

Note 12. Financial Highlights (continued)

(2)	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the repurchase of common stock because of the timing of repurchase of the Company’s shares.
(3)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(4)	Total return is historical and assumes changes in NAV, reinvestments of all dividends at prices obtained under the Company’s dividend reinvestment plan, and no sales charges for the period.
(5)	Represents the impact of the non-recurring fees as a percentage of total investment income.
(6)	Based on daily weighted average carrying value of debt outstanding during the period.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of September 30, 2025, the Company’s asset coverage was 207.8% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

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

On February 6, 2025, the Board of Directors declared a special dividend of $1.43 per share. This dividend was paid on February 19, 2025 to stockholders of record as of February 17, 2025. The dividends declared during the year ended September 30, 2025 were derived from net investment income, determined on a tax basis. The Company did not declare any regular distribution payments during the years ended September 30, 2025, 2024 and 2023.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 719,940 shares of common stock through September 30, 2025 with a total cost of approximately $28.9 million, or 26.4% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $6.1 million.

Note 14. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $40.15 per share under its share repurchase program from February 10, 2021 through September 30, 2025:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.03 - $45.03	1,801,205
April 2024	700	$43.76 - $43.76	30,637
May 2024	12	$44.82 - $44.82	543
June 2025	15,909	$50.03 - $50.03	795,932
September 2025	100	$47.68 - $47.68	4,773
Total	719,940		$28,909,150

As of September 30, 2025, there were 100 shares that were not yet transferred into treasury.

Note 15. Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 820”). The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer and the Chief Financial Officer. While the Company derives income and capital appreciation by providing investments to companies across various industries, the Company and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, and loan servicing as well as the administrative functions of human resources, legal, finance, and information technology.

The CODM uses consolidated net investment income and net increase (decrease) in net assets resulting from operations when allocating resources and assessing the Company’s performance. Net investment income is comprised of consolidated total investment income (“segment revenues”) and consolidated total net operating expenses (“significant segment expenses”). The net increase (decrease) in net assets resulting from operations is comprised of consolidated net investment income, consolidated net realized gains (losses) from investments, and consolidated net change in unrealized gains (losses) from investments. These performance metrics are considered the key segment measure of profit or loss reviewed by the CODM. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets, investments held on the Consolidated Schedule of Investments, and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2025.

On December 8, 2025, the Company redeemed in aggregate its principal amount of the issued and outstanding 2028 Promissory Note, comprising all issued and outstanding 2028 Promissory Notes, at a price equal to the closing market price of the 2028 Notes on December 5, 2025, plus accrued and unpaid interest thereon from November 1, 2025, through, but excluding, December 8, 2025 in accordance with the terms of the indenture governing the 2028 Promissory Note. The redemption was completed on December 8, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2025.

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

Item 9B. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2025.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2025.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

(b) Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021.)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.11	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.12	Credit Agreement, dated December 15, 2022, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed December 16, 2022).

10.13	First Amendment to Credit Agreement and Consent, dated February 21, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.14	Second Amendment to Credit Agreement and Consent, dated August 5, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on December 17, 2024)

10.15	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.16	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

10.17	Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on December 16, 2022).

10.18	Third Amendment to Credit Agreement, dated April 17, 2025, between PhenixFIN Corporation and BankUnited, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on August 6, 2025)

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Notice of Redemption to the Holders of the 6.125% Senior Notes due 2023, dated December 15, 2022 (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on December 16, 2022).

99.2*	FlexFIN, LLC Audited Financial Statements for the Year Ended September 30, 2025.

99.3	PhenixFIN Compensation Clawback Policy and Procedures (Incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed on December 22, 2023).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2025

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 12, 2025.

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