Form 10-Q
period 2025-12-31
PhenixFIN Corp
filed 2026-02-09
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

The Registrant had 1,998,259 shares of common stock, $0.001 par value, outstanding as of February 9, 2026.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	December 31, 2025 (Unaudited)	September 30, 2025

Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $138,028,011 and $139,342,491, respectively)	$139,235,510	$145,280,169
Affiliated investments (amortized cost of $37,022,913 and $35,390,223, respectively)	36,675,568	35,381,405
Controlled investments (amortized cost of $149,859,961 and $149,656,451, respectively)	119,728,486	121,610,914
Total Investments at fair value	295,639,564	302,272,488
Cash and cash equivalents	3,406,847	7,289,371
Receivables:
Interest receivable	1,036,662	1,203,404
Other receivable	-	44,971
Dividends receivable	229,046	42,950
Other assets	2,642,679	2,746,775
Deferred tax asset, net	852,570	1,234,847
Deferred financing costs	1,308,020	1,384,767
Due from Affiliate	301,595	572,331
Prepaid share repurchase	42,076	96,342
Receivable for investments sold	1,922,102	21,549
Total Assets	$307,381,161	$316,909,795

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $946,653 and $1,141,393, respectively)	$146,544,966	$148,011,724
Accounts payable and accrued expenses	1,063,658	4,226,889
Other liabilities	2,481,418	2,439,405
Interest and fees payable	1,158,816	1,187,574
Taxes payable	178,690	137,538
Due to Affiliate	132,365	132,365
Total Liabilities	151,559,913	156,135,495

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 1,999,634 and 2,003,769 common shares outstanding, respectively	2,000	2,004
Capital in excess of par value	704,457,776	704,640,648
Total distributable earnings (loss)	(548,638,528)	(543,868,352)
Total Net Assets	155,821,248	160,774,300
Total Liabilities and Net Assets	$307,381,161	$316,909,795

Net Asset Value Per Common Share	$77.92	$80.24

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2025	2024
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,351,244	$2,824,594
Payment in-kind	234,383	354,681
Affiliated investments:
Cash	838,583	-
Payment in-kind	-	-
Controlled investments:
Cash	445,684	588,195
Payment in-kind	-	-
Total interest income	3,869,894	3,767,470
Dividend income
Non-controlled, non-affiliated investments	795,867	596,298
Affiliated investments	-	142,495
Controlled investments	1,751,275	1,399,350
Total dividend income	2,547,142	2,138,143
Interest from cash and cash equivalents	55,366	227,032
Fee income (see Note 9)	187,833	11,064
Other income	-	72,774
Total Investment Income	6,660,235	6,216,483

Expenses:
Interest and financing expenses	2,432,335	2,545,811
Salaries and benefits	969,173	1,028,617
Professional fees, net	389,940	418,013
General and administrative expenses	360,485	221,793
Directors fees	204,000	204,000
Administrator expenses (see Note 6)	102,061	84,355
Insurance expenses	75,634	88,421
Total expenses	4,533,628	4,591,010
Net Investment Income	2,126,607	1,625,473

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	692,220	1,168,670
Affiliated investments	1,384	-
Controlled investments	-	-
Total net realized gains (losses)	693,604	1,168,670
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(4,730,179)	808,538
Affiliated investments	(338,527)	(889,186)
Controlled investments	(2,085,938)	(249,338)
Total net change in unrealized gains (losses)	(7,154,644)	(329,986)
Deferred tax benefit (expense)	(423,429)	-
Loss on Extinguishment of Debt (see Note 5)	(12,314)	-
Total realized and unrealized gains (losses)	(6,896,783)	838,684

Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,770,176)	$2,464,157

Weighted average basic and diluted earnings per common share	$(2.38)	$1.22
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,001,470	2,019,778

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock			Total
	Shares	Par Amount	Capital in Excess of Par Value	Distributable Earnings/(Loss)	Total Net Assets

Balance at September 30, 2024	2,019,778	$2,020	$704,909,588	$(544,603,835)	$160,307,773

OPERATIONS
Net investment income (loss)	-	-	-	1,625,473	1,625,473
Net realized gains (losses) on investments	-	-	-	1,168,670	1,168,670
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(329,986)	(329,986)
Total Increase (Decrease) in Net Assets	-	-	-	2,464,157	2,464,157

Balance at December 31, 2024	2,019,778	$2,020	$704,909,588	$(542,139,678)	$162,771,930

Balance at September 30, 2025	2,003,769	$2,004	$704,640,648	$(543,868,352)	$160,774,300
OPERATIONS
Net investment income (loss)	-	-	-	2,126,607	2,126,607
Net realized gains (losses) on investments	-	-	-	693,604	693,604
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,154,644)	(7,154,644)
Deferred tax benefit (expense)	-	-	-	(423,429)	(423,429)
Loss on Extinguishment of Debt (see Note 5)	-	-	-	(12,314)	(12,314)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	-	-
Repurchase of common shares	(4,135)	(4)	(182,872)	-	(182,876)
Total Increase (Decrease) in Net Assets	(4,135)	(4)	(182,872)	(4,770,176)	(4,953,052)

Balance at December 31, 2025	1,999,634	$2,000	$704,457,776	$(548,638,528)	$155,821,248

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(4,770,176)	$2,464,157
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	19,626,030	29,987,278
Purchases, originations and participations	(18,994,714)	(100,920,720)
Investment increases due to payment-in-kind interest	(234,383)	(354,681)
Net amortization of premium (discount) on investments	(225,049)	(51,729)
Amortization of debt issuance cost	194,741	92,999
Amortization of deferred financing cost	76,746	177,426
Net realized (gains) losses from investments	(693,604)	(1,168,670)
Net unrealized (gains) losses on investments	7,154,644	329,986
(Increase) decrease in operating assets:
Interest receivable	166,742	78
Other receivable	44,971	49,198
Dividends receivable	(186,096)	(82,336)
Due from affiliate	270,736	(950,012)
Other assets	104,096	551,693
Prepaid share repurchase	54,266	-
Receivable for investments sold	(1,900,553)	2,913,878
Provision for deferred taxes on unrealized appreciation/(depreciation) on investments	382,277	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,163,231)	(3,178,720)
Interest and fees payable	(28,758)	261,291
Other liabilities	42,013	(37,637)
Due to Affiliate	-	(41,153)
Payable for investments purchased	-	3,688,247
Taxes payable	41,152
Net cash provided by (used in) operating activities	(2,038,150)	(66,269,427)
Cash Flows from Financing Activities:
Debt issuance	-	21,527,047
Paydowns on debt	(1,661,498)	(15,600,000)
Deferred financing costs	-	(42,069)
Repurchase of common shares	(182,876)	-
Net cash provided by (used in) financing activities	(1,844,374)	5,884,978
Net increase (decrease) in cash and cash equivalents	(3,882,524)	(60,384,449)
Cash and cash equivalents, beginning of period	7,289,371	67,571,559
Cash and cash equivalents, end of period	$3,406,847	$7,187,110

Supplemental information:
Interest paid during the period	$2,293,860	$1,982,478

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Adamas Trust, Inc.(11)	Real Estate	Equity - 167,876 Class E Preferred Units(13)(24)		167,876	$4,203,020	$4,143,180	2.65%
		Equity - 17,243 Class F Preferred Units(13)(18)		17,243	375,635	385,898	0.25%
				185,119	4,578,655	4,529,078	2.90%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 6.50%)(14)(20)(24)(27)	4/30/2030	8,026,850	8,616,683	8,307,790	5.33%
		Equity - 547,180 Units(13)(21)		547,180	3,327,909	3,802,901	2.44%
		Warrants(13)(21)	4/2/2029	111,343	647,105	45,651	0.03%
		Warrants(13)(21)	4/30/2032	111,343	622,110	36,743	0.02%
				8,796,716	13,213,807	12,193,085	7.82%

Arora Engineers, LLC	Construction & Building	First Lien Term Loan (SOFR + 6.75%, 0.25% PIK, 3.00% Floor)(23)	12/30/2030	9,750,000	9,555,000	9,555,000	6.13%
Jacmel Arora, LLC		Equity - 3,150,000 Preferred Units(21)		3,150,000	3,055,500	3,055,500	1.96%
				12,900,000	12,610,500	12,610,500	8.09%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

Chimera Investment Corp.(11)	Real Estate	Equity - 151,710 Class C Preferred Units(13)(15)		151,710	3,635,972	3,235,974	2.08%
		Equity - 26,133 Class B Preferred Units(13)(24)		26,133	635,531	607,592	0.39%
				177,843	4,271,503	3,843,566	2.47%

Compass Diversified Holdings(11)	Real Estate	Equity - 92,958 Series C Preferred Units(13)(28)		92,958	1,570,139	1,687,188	1.08%
				92,958	1,570,139	1,687,188	1.08%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,072,025	7,175,194	4.60%
				637,795	7,072,025	7,175,194	4.60%

Innovate Corp.(11)	Construction & Building	10.50% Senior Secured Notes(14)(29)	2/1/2027	4,558,125	4,022,788	3,914,290	2.51%
				4,558,125	4,022,788	3,914,290	2.51%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 180,000 Common Units(13)		180,000	1,411,789	1,513,800	0.97%
				180,000	1,411,789	1,513,800	0.97%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	984,882	980,983	994,850	0.64%
JFL-NGS-WCS Partners, LLC		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	12,600,000	8.09%
				10,984,882	10,980,983	13,594,850	8.73%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%)(24)	12/31/2028	6,762,782	6,762,782	6,762,782	4.34%
				6,762,782	6,762,782	6,762,782	4.34%

Lucky Bucks, LLC (dba Arc Gaming & Technologies LLC)	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 5.00% PIK, 1.00% Floor)(20)(25)	10/2/2029	2,165,782	$2,020,575	$2,014,177	1.29%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(25)	10/2/2028	1,510,449	1,406,952	1,510,449	0.97%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	955,259	0.61%
				3,906,970	3,876,920	4,479,885	2.87%

MFA Financial, Inc.(11)	Real Estate	Equity - 114,695 Class C Preferred Units(13)(24)		114,695	2,800,579	2,617,340	1.68%
		Equity - 120,000 Common Units(13)		120,000	1,175,317	1,117,200	0.72%
				234,695	3,975,896	3,734,540	2.40%

Onity Group Inc.(11)	Real Estate	Equity - 200,000 Preferred Units(28)		200,000	3,925,000	4,060,000	2.61%
				200,000	3,925,000	4,060,000	2.61%

PHH Mortgage Corp.	Real Estate	9.875% Senior Secured Note(14)	11/1/2029	2,500,000	2,343,050	2,581,250	1.66%
				2,500,000	2,343,050	2,581,250	1.66%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	9,678,741	8,483,567	8,033,355	5.16%
				9,678,741	8,483,567	8,033,355	5.16%

PREIT Associates	Real Estate	Senior Secured First Lien Term Loan (SOFR + 7.00%)(14)(23)	4/1/2029	56,201	55,077	56,763	0.04%
		Senior Secured Revolving Note (SOFR + 5.50%)(8)(23)	12/31/2028	73,083	72,230	71,982	0.05%
				129,284	127,307	128,745	0.09%

PSB Group, LLC	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.50%, 1.00% Floor)(23)	4/17/2030	5,692,279	5,666,821	5,692,279	3.65%
		Senior Secured First Lien Revolver (SOFR + 6.50%, 1.00% Floor)(8)(12)(23)	4/17/2030	293,137	293,137	293,137	0.19%
				5,985,416	5,959,958	5,985,416	3.84%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Redwood Trust Inc.(11)	Real Estate	Equity - 185,000 Common Units(13)		185,000	1,127,150	1,023,050	0.66%
				185,000	1,127,150	1,023,050	0.66%

Spotter Inc.	High Tech Industries	Equity - Series E-1 Preferred Stock(21)		51,786	750,005	804,237	0.52%
		Equity – Series E-2-D Preferred Stock(21)		414,293	5,999,998	5,949,247	3.82%
				466,079	6,750,003	6,753,484	4.34%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 5.75%, 1.00% Floor)(23)	12/20/2029	13,435,714	13,373,281	13,435,714	8.62%
		Senior Secured First Lien Revolver (SOFR + 5.75%, 1.00% Floor)(8)(12)(23)	12/20/2029	400,000	400,000	400,000	0.26%
				13,835,714	13,773,281	13,835,714	8.88%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	314,132	0.20%
				358,867	345,491	314,132	0.20%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(21)(22)		N/A	2,194,384	2,227,463	1.43%
				-	2,194,384	2,227,463	1.43%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,025,000	2,010,248	2,009,813	1.29%
				2,025,000	2,010,248	2,009,813	1.29%

WHI Global, LLC	Aerospace & Defense	Senior Secured Revolving Note (SOFR + CSA + 8.75%, 3.00% Floor)(8)(12)(20)(23)	4/17/2029	1,010,346	991,015	1,001,254	0.64%
		Senior Secured First Lien Term Loan (SOFR + CSA + 8.75%, 3.00% Floor)(20)(23)	4/17/2029	12,338,760	12,232,187	12,227,711	7.85%
		Equity - 350 Common Shares(21)		350	700,000	434,746	0.28%
				13,349,456	13,923,202	13,663,711	8.77%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	612,189	617,329	596,884	0.38%
		First Out Delayed Draw Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	30,950	31,933	30,176	0.02%
		Last Out Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	1,863,568	1,861,764	1,816,979	1.17%
		Last Out Delayed Draw Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	140,082	140,082	136,580	0.09%
				2,646,789	2,651,108	2,580,619	1.66%

Subtotal Non-Controlled/Non-Affiliated Investments				101,611,383	$138,028,011	$139,235,510	89.37%

Affiliated Investments:(6)

Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	12% Senior Secured First Lien Term Loan	3/7/2030	8,898,750	$8,744,150	$8,765,269	5.63%
		Equity - 3,375,000 Units(21)		3,375,000	3,375,000	3,173,475	2.04%
				12,273,750	12,119,150	11,938,744	7.67%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,008,289	10,955,183	7.03%
				625,548	10,008,289	10,955,183	7.03%

MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (SOFR + CSA + 8.00%, 4.00% Floor)(20)(24)(27)	9/30/2028	6,800,282	6,674,395	6,392,265	4.10%
		Senior Secured Delayed Draw Term Loan (SOFR + CSA + 10.00%, 4.00% Floor)(8)(20)(24)(27)	10/1/2028	1,943,662	1,851,448	1,874,646	1.20%
		Senior Secured First Lien Revolver (SOFR + CSA + 8.00%, 4.00% Floor)(8)(12)(20)(24)(27)	9/30/2028	2,193,797	2,164,305	2,062,170	1.32%
		Equity - Class E Preferred Units(21)(27)		4,313,067	3,377,917	2,949,060	1.89%
		Warrants - 2.28% of Outstanding Equity(21)		3,380,282	827,409	503,500	0.32%
				18,631,090	14,895,474	13,781,641	8.83%

Subtotal Affiliated Investments				31,530,388	$37,022,913	$36,675,568	23.53%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2025

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	$4,257,002	$9,660,000	6.20%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	6,997,012	6,997,012	6,997,012	4.49%
				90,997,012	11,254,014	16,657,012	10.69%

FlexFIN, LLC	Services: Business	Equity Interest		36,434,271	36,434,271	36,434,271	23.38%
				36,434,271	36,434,271	36,434,271	23.38%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)(21)		100,000	49,255,076	48,323,529	31.01%
				100,000	49,255,076	48,323,529	31.01%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan D (SOFR + 7.00%, 2.00% Floor)(24)	12/31/2029	9,850,000	9,979,539	9,800,750	6.29%
		Senior Secured First Lien Term Loan B (AFR)(26)	12/31/2029	17,552,420	13,916,082	8,512,924	5.46%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2029	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				38,909,579	52,916,600	18,313,674	11.75%

Subtotal Control Investments				166,440,862	$149,859,961	$119,728,486	76.83%

	Total Investments, December 31, 2025			299,582,633	$324,910,885	$295,639,564	189.73%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2025

(Unaudited)

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(29,271,321).
The tax cost basis of investments is $324,910,885 as of December 31, 2025.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $155,821,248 as of December 31, 2025.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of December 31, 2025 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of December 31, 2025.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in a whole, or in part. As of December 31, 2025, non-qualifying assets represented 13.25% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitments as of December 31, 2025, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of December 31, 2025 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2025 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and shifted to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	Not in use.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	Not in use.
(20)	Credit Spread Adjustment (“CSA”).
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(25)	The interest rate on these securities is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(26)	The interest rate on these securities is subject to the monthly Applicable Federal Rate (“AFR”), which as of December 31, 2025 was 3.60%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(28)	The interest rate on this preferred equity is 7.875%.
(29)	For this investment, the 10/1/2025 and 2/1/2026 interest payments are payment-in-kind (“PIK”).

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

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2025

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 180,000 Common Units(13)		180,000	1,411,789	1,360,800	0.85%
				180,000	1,411,789	1,360,800	0.85%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	987,500	983,422	997,375	0.62%
JFL-NGS-WCS Partners, LLC		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	13,100,000	8.15%
				10,987,500	10,983,422	14,097,375	8.77%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%)(24)	12/31/2028	8,762,782	8,762,782	8,762,782	5.45%
				8,762,782	8,762,782	8,762,782	5.45%

Lucky Bucks, LLC (dba Arc Gaming & Technologies LLC)	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 5.00% PIK, 1.00% Floor)(20)(25)	10/2/2029	$2,143,683	$1,998,121	$1,993,625	1.24%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(25)	10/2/2028	1,514,302	1,410,541	1,514,302	0.94%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	994,485	0.62%
				3,888,724	3,858,055	4,502,412	2.80%

MFA Financial, Inc.(11)	Real Estate	Equity - 114,695 Class C Preferred Units(13)(24)		114,695	2,800,579	2,737,770	1.70%
		Equity - 70,000 Common Units(13)		70,000	714,994	643,300	0.40%
				184,695	3,515,573	3,381,070	2.10%

Neptune Bidco US, Inc. (dba Nielsen)	Media: Broadcasting & Subscription	First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	4/11/2029	2,967,133	2,786,574	2,822,486	1.76%
		9.29% Senior Secured Note(14)	4/15/2029	4,000,000	3,676,250	3,910,000	2.43%
				6,967,133	6,462,824	6,732,486	4.19%

Onity Group Inc.(11)	Real Estate	Equity - 200,000 Preferred Units(28)		200,000	3,925,000	3,948,000	2.46%
				200,000	3,925,000	3,948,000	2.46%

PHH Mortgage Corp.	Real Estate	9.875% Senior Secured Note(14)	11/1/2029	2,500,000	2,343,050	2,515,625	1.56%
				2,500,000	2,343,050	2,515,625	1.56%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(24)	1/26/2029	9,704,216	8,504,727	7,860,415	4.89%
				9,704,216	8,504,727	7,860,415	4.89%

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

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2025

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
		Senior Secured Delayed Draw Term Loan(SOFR + CSA + 10.00%, 4.00% Floor)(8)(20)(24)(27)	10/1/2028	505,470	468,621	490,306	0.30%
		Senior Secured First Lien Revolver(SOFR + CSA + 8.00%, 4.00% Floor)(8)(12)(20)(24)(27)	9/30/2028	2,112,671	2,077,048	1,975,347	1.23%
		Equity - Class E Preferred Units(21)(27)		4,106,076	3,167,157	2,725,408	1.70%
		Warrants - 2.28% of Outstanding Equity(21)		3,380,282	827,409	673,018	0.42%
				16,947,879	13,236,463	12,262,640	7.63%

Subtotal Affiliated Investments				29,880,927	$35,390,223	$35,381,405	22.01%

Controlled Investments:(7)

ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	$4,257,002	$6,636,000	4.13%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	6,997,012	6,997,012	6,997,012	4.35%
				90,997,012	11,254,014	13,633,012	8.48%

FlexFIN, LLC	Services: Business	Equity Interest		37,180,761	37,180,761	37,180,761	23.13%
				37,180,761	37,180,761	37,180,761	23.13%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)(21)		100,000	49,255,076	48,469,540	30.15%
				100,000	49,255,076	48,469,540	30.15%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	8,900,000	9,029,539	8,900,000	5.54%
		Senior Secured First Lien Term Loan B (AFR)(26)	12/31/2026	17,552,420	13,916,082	13,427,601	8.35%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				37,959,579	51,966,600	22,327,601	13.89%

Subtotal Control Investments				166,237,352	$149,656,451	$121,610,914	75.65%

	Total Investments, September 30, 2025			300,530,345	$324,389,165	$302,272,488	188.01%

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
The tax cost basis of investments is $324,389,165 as of September 30, 2025.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $160,774,300 as of September 30, 2025.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2025 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of September 30, 2025.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in a whole, or in part. As of September 30, 2025, non-qualifying assets represented 14.70% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2025, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and shifted to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to a rate equal to the five-year US Treasury Rate plus a 6.278% spread on 4/15/2028
(20)	Credit Spread Adjustment (“CSA”).
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(25)	The interest rate on these securities is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(26)	The interest rate on these securities is subject to the monthly Applicable Federal Rate, which as of September 30, 2025 was 3.93%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(28)	The interest rate on this preferred equity is 7.875%.
(29)	On November 1, 2025, the maturity date of this investment was extended to 11/1/2026.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP, PhenixFIN SLF Funding I LLC, PhenixFIN Investment Holdings, LLC, PhenixFIN Investment Holdings Omnivere, LLC, PhenixFIN Investment Holdings AAR, LLC, and PhenixFIN Investment Holdings Amvestar, LLC. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933.  Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2025. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2026.

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

As of December 31, 2025

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2025 and September 30, 2025, we had $3.4 million and $7.3 million in cash and cash equivalents, respectively, none of which is restricted.

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

Revenue Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized into interest income over the life of the respective investment. Loan origination fees, exit fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.  For the three months ended December 31, 2025 and 2024, the Company earned approximately $0.2 million and $0.4 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned. For the three months ended December 31, 2025 and 2024, fee income was approximately $187.8 thousand and approximately $11.1 thousand, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. No realized gains or losses relating to restructuring transactions occurred during the three months ended December 31, 2025 and 2024. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

As of December 31, 2025

(Unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its Consolidated Financial Statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at December 31, 2025 and September 30, 2025. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2025 and September 30, 2025, the Company recorded a net deferred tax asset of $852,570 and $1,234,847 respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on the Consolidated Statements of Operations. For the three months ended December 31, 2025 and 2024, the Company recorded a change in provision for deferred taxes of $(423,429) and $0, respectively, on the unrealized (appreciation)/depreciation on investments.

As of December 31, 2025 and September 30, 2025, the Company had a deferred tax asset of $13.8 million and $14.4 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of December 31, 2025 and September 30, 2025, the Company has booked a valuation allowance of $12.9 million and $13.2 million, respectively, against its deferred tax asset.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2025. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior four fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

The Company has broad discretion in making investments. Its debt or equity investments may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

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

Note 3. Investments

The composition of our investments as of December 31, 2025 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$126,472	38.9%	$112,356	37.9%
Senior Secured Notes	13,363	4.1	13,493	4.6
Fund Investment	2,194	0.7	2,227	0.8
Equity/Warrants	182,882	56.3	167,564	56.7
Total Investments	$324,911	100.0%	$295,640	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2025 and September 30, 2025, the total fair value of warrants was $585.9 thousand and $815.5 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended December 31, 2025 and 2024, the Company did not acquire any additional warrants in any portfolio companies.

Total change in unrealized appreciation/(depreciation) related to warrants for the three months ended December 31, 2025 and 2024 was $(229.6) thousand and $265.0 thousand, respectively, and was recorded on the Consolidated Statements of Operations as net change in unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2025 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$48,941	16.6%
Insurance	48,325	16.2
Real Estate	46,933	15.9
Services: Consumer	34,340	11.6
Construction & Building	30,120	10.2
Aerospace & Defense	27,445	9.3
Hotel, Gaming & Leisure	18,314	6.2
High Tech Industries	17,709	6.0
Automotive	8,033	2.7
Metals & Mining	6,763	2.3
Consumer Discretionary	4,480	1.5
Banking	2,227	0.8
Media: Broadcasting & Subscription	2,010	0.7
Total	$295,640	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

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

The following table shows the portfolio composition by geographic location at fair value at December 31, 2025 (dollars in thousands):

	Fair Value	Percentage
Northeast	$116,453	39.4%
Southeast	98,240	33.2
West	35,389	12.0
Midwest	17,377	5.9
Southwest	15,674	5.3
Mid-Atlantic	314	0.1
International	12,193	4.1
Total	$295,640	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2025 (dollars in thousands):

	Fair Value	Percentage
Northeast	$114,610	37.9%
Southeast	106,037	35.1
West	31,549	10.4
Midwest	19,272	6.4
Southwest	15,645	5.2
Mid-Atlantic	314	0.1
International	14,845	4.9
Total	$302,272	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three months ended December 31, 2025 and 2024 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2025	Earned Income	Fee/Other Income
Affiliated Investments
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Senior Secured First Lien Term Loan	$8,798,513	$(26,907)	$-	$(6,923)	$586	$8,765,269	$267,241	$-
	Equity	3,359,511	-	-	(186,036)	-	3,173,475	-	-
FST Holdings Parent, LLC	Equity	10,960,741	-	-	(5,558)	-	10,955,183	-	-
MB Precision Investment Holdings LLC	Senior Secured First Lien Term Loan	6,398,561	(22,631)	-	15,537	798	6,392,265	225,374	-
	Senior Secured Delayed Draw Term Loan	490,306	1,382,827	-	1,513	-	1,874,646	35,566	-
	Senior Secured First Lien Revolver	1,975,347	87,257	-	(434)	-	2,062,170	99,642	-
	Equity	2,725,408	210,760	-	12,892	-	2,949,060	210,760	-
	Warrants	673,018	-	-	(169,518)	-	503,500	-	-
Total Affiliated Investments		$35,381,405	$1,631,306	$-	$(338,527)	$1,384	$36,675,568	$838,583	$-

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2025	Earned Income	Fee/Other Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$6,997,012	$-	$-	$-	$-	$6,997,012	$166,332	$-
	Equity	6,636,000	-	-	3,024,000	-	9,660,000	-	40,457
FlexFIN, LLC	Equity Interest	37,180,761	(746,490)	-	-	-	36,434,271	1,751,275	-
NSG Captive, Inc.	Equity	48,469,540	-	-	(146,011)	-	48,323,529	-	125,000
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	8,900,000	950,000	-	(49,250)	-	9,800,750	107,362	-
	Senior Secured First Lien Term Loan B	13,427,601	-	-	(4,914,677)	-	8,512,924	171,990	-
Total Controlled Investments		$121,610,914	$203,510	$-	$(2,085,938)	$-	$119,728,486	$2,196,959	$165,457

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the quarter an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024.

Unconsolidated Significant Subsidiaries

We must determine which, if any, of our unconsolidated controlled portfolio companies is a “significant subsidiary” within the meaning of Regulation S-X. We have evaluated and determined that, as of December 31, 2025, two portfolio companies, FlexFIN LLC and NVTN LLC, triggered at least one of the significance tests, and as of December 31, 2024, one portfolio company, FlexFIN LLC, triggered at least one of the significance tests. Below is certain selected key financial data from FlexFIN LLC’s and NVTN LLC’s income statements for the periods in which our investment exceeded the threshold for at least one of the tests (dollars in thousands):

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 3. Investments (continued)

Income Statement	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
Total Income	$9,358	$1,595
Total Expenses	9,510	436
Net Income	$(152)	$1,159

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2025 (dollars in thousands):

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$18,408	$93,948	$112,356
Senior Secured Notes	-	6,496	6,997	13,493
Equity/Warrants	37,051	-	130,513	167,564
Total	$37,051	$24,904	$231,458	$293,413
Investments measured at net asset value(1)				2,227
Total Investments, at fair value				$295,640

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2025 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2025	$88,981	$6,997	$128,209	$224,187
Purchases and other adjustments to cost	12,343	-	5,177	17,520
Sales (including repayments or maturities)	(2,345)	-	(1,906)	(4,251)
Net realized gains/(losses) from investments	2	-	-	2
Net unrealized gains/(losses)	(5,033)	-	(967)	(6,000)
Transfer in/(out)	-	-	-	-
Balance as of December 31, 2025	$93,948	$6,997	$130,513	$231,458

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

As of December 31, 2025

(Unaudited)

Note 4. Fair Value Measurements (continued)

Net change in unrealized gain (loss) for the three months ended December 31, 2025 and 2024 included in earnings related to Level 3 investments still held as of December 31, 2025 and 2024 was approximately $(6.0) million and $(0.6) million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2025, no investments were transferred in or out of Level 3. During the three months ended December 31, 2024, no investments were transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$74,813	Income Approach	Market Yield	3.3% - 14.5% (10.0%)	Decrease
Senior Secured First Lien Term Loans	8,513	Market Approach	EBITDA Multiple	1.8x - 2.8x (2.3x)	Increase
Senior Secured First Lien Term Loans	995	Market Approach	Market Spread	4.8% - 5.5% (5.1%)	Increase
Senior Secured First Lien Term Loans	9,627	Recent Transaction	Purchase Price	N/A	N/A
Senior Secured Notes	6,997	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	77,161	Market Approach	EBITDA Multiple	1.3x - 13.0x (11.0x)	Increase
Equity/Warrants	36,434	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	6,753	Market Approach	Revenue Multiple	2.5x-3.0x (2.8x)	Increase
Equity/Warrants	7,009	Income Approach	Market Yield	28.3%-28.8% (28.5%)	Decrease
Equity/Warrants	100	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	3,056	Recent Transaction	Purchase Price	N/A	N/A
Total	$231,458

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2025 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$74,485	Income Approach	Market Yield	3.3% - 14.5% (10.0%)	Decrease
Senior Secured First Lien Term Loans	13,428	Market Approach	EBITDA Multiple	1.8x - 2.8x (2.3x)	Increase
Senior Secured First Lien Term Loans	997	Market Approach	Market Spread	4.8% - 5.5% (5.1%)	Increase
Senior Secured First Lien Term Loans	71	Recent Transaction	Purchase Price	N/A	N/A
Senior Secured Notes	6,997	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	78,255	Market Approach	EBITDA Multiple	1.3x - 13.0x (11.0x)	Increase
Equity/Warrants	37,181	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	3,948	Market Approach	Market Quote	N/A	N/A
Equity/Warrants	6,000	Market Approach	Revenue Multiple	2.5x-3.0x (2.8x)	Increase
Equity/Warrants	2,725	Income Approach	Market Yield	28.3% - 28.8% (28.5%)	Decrease
Equity/Warrants	100	Cost Approach	Collateral Value	N/A	N/A
Total	$224,187

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

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

As of December 31, 2025 and September 30, 2025, the Company’s asset coverage was 205.6% and 207.8%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of December 31, 2025 and September 30, 2025 were as follows (dollars in thousands):

	December 31, 2025				September 30, 2025
	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,553	$54,533	$57,500	$57,500	$56,477	$55,154
2028 Promissory Note	-	-	-	-	1,661	1,661	1,543	1,594
Revolving Credit Facility	10,008	89,992	89,992	89,992	10,008	89,992	89,992	89,992
Total debt	$67,508	$147,492	$146,545	$144,525	$69,169	$149,153	$148,012	$146,740

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 5. Borrowings (continued)

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest”). Woodforest was the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility had an original maturity date of December 15, 2025.

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

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of December 31, 2025, the Company was in compliance in all respects with the terms of the Credit Facility.

As of December 31, 2025 and September 30, 2025, there was $90.0 million and $90.0 million outstanding, respectively, under the Credit Facility.

Outstanding loans under the Credit Facility bear a monthly interest rate at Term SOFR + 2.50%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 5. Borrowings (continued)

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2025 and September 30, 2025, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of December 31, 2025 and September 30, 2025, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 5. Borrowings (continued)

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of December 31, 2025 and September 30, 2025, debt issuance costs related to the 2028 Notes were as follows (dollars in thousands):

	For the three months ended			For the year ended
	December 31, 2025			September 30, 2025
	2028 Notes	2028 Promissory Note	Total	2028 Notes	2028 Promissory Note	Total
Total debt issuance costs at beginning of period	$1,023	$118	$1,141	$1,357	$154	$1,511
Debt issuance costs during the period	-	-	-	-	-	-
Amortized debt issuance costs	76	118	194	334	36	370
Unamortized debt issuance costs	$947	$-	$947	$1,023	$118	$1,141

For the three months ended December 31, 2025 and 2024, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2028 Notes, 2028 Promissory Note and Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2025	2024
2028 Notes Interest	$755	$747
2028 Promissory Note	16	22
Credit facility interest	1,494	1,501
Commitment fees	6	7
Amortization of deferred financing costs	77	177
Amortization of debt issuance costs	84	92
Total	$2,432	$2,546
Weighted average stated interest rate	6.0%	6.6%
Weighted average debt outstanding	$148,720	$136,250

Note 6. Agreements

Administration Agreement

SS&C Technologies, Inc. (“SS&C”) serves as the administrator of the Company and provides the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company since August 9, 2022. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three months ended December 31, 2025 and 2024 we incurred approximately $0.1 million and $0.1 million in administrator expenses, respectively.

As of December 31, 2025 and September 30, 2025, $0.0 million and $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

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

In December 2022, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2022 and ending on September 30, 2025 (the “2023 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2023, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2023 and ending on September 30, 2026 (the “2024 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2024, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2024 and ending on September 30, 2027 (the “2025 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the 2022 LTIP Plan. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2025, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2025 and ending on September 30, 2028 (the “2026 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the 2022 LTIP Plan. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

The Target Performance Award for each executive officer for the 2023 LTIP Plan, the 2024 LTIP Plan, the 2025 LTIP Plan, and the 2026 LTIP Plan is set forth in the table below:

Name and Title	2023 LTIP Dollar Value of Target Award	2024 LTIP Dollar Value of Target Award	2025 LTIP Dollar Value of Target Award	2026 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000	$890,000	$1,000,000	$1,000,000
Ellida McMillan, Chief Financial Officer	380,000	380,000	425,000	425,000

During the three months ended December 31, 2025 and 2024, the Company recorded an expense of $66,875 and $326,320, respectively, for these awards. During the three months ended December 31, 2025 and December 31, 2024, the Company paid out $2.4 million and $2.0 million, respectively, for these awards.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 7. Related Party Transactions

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their assets. During the three months ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.1 million of income, respectively, related to these contracts.

Due from/to Affiliates

Due from affiliates at December 31, 2025 and September 30, 2025 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at December 31, 2025 and September 30, 2025 consists of certain expenses payable by the Company to certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of December 31, 2025 and September 30, 2025, we had commitments under loan and financing agreements to fund up to $3.9 million to six portfolio companies and $5.5 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. The Company maintains adequate liquidity to fund its unfunded commitments. A summary of the composition of the unfunded commitments as of December 31, 2025 and September 30, 2025 is shown in the table below (dollars in thousands):

	December 31, 2025	September 30, 2025
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$3	$85
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	85	1,521
PREIT Associates - Revolver	61	61
PSB Group, LLC - Revolver	472	472
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	1,029
Tamarix Capital Partners II, L.P. - Fund Investment	865	865
WHI Global, LLC - Revolver	1,358	1,484
Total unfunded commitments	$3,873	$5,517

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 8. Commitments (continued)

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced on September 5, 2021. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 5, 2025, as well as any time on or after the 84th month anniversary of September 5, 2025.

Upon entering into the lease on September 5, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

As of December 31, 2025 and September 30, 2025, the asset related to the operating lease was $2.4 million and $2.5 million, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of December 31, 2025 and September 30, 2025, the lease liability was $2.5 million and $2.4 million, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2025 and September 30, 2025, the remaining lease term was approximately ten years and the implied borrowing rate was 6.85%.

The following table shows future minimum payments under PhenixFIN’s operating lease as of December 31, 2025:

For the Years Ended September 30,	Amount
2026	$184,538
2027	325,261
2028	335,019
2029	345,070
2030	355,422
Thereafter	1,908,314
3,453,624
Difference between undiscounted and discounted cash flows	(972,206)
$2,481,418

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other fees which are non-recurring in nature, as well as administrative agent fees and management fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended December 31,
	2025	2024
Prepayment fee	$-	$-
Administrative agent fee	5	5
Amendment fee	-	-
Management fee	15	-
Other fees	168	6
Fee income	$188	$11

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.2 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2025.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended December 31, 2025 and 2024 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended December 31,
	2025	2024
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(4,770)	$2,464
Weighted average shares of common stock outstanding - basic and diluted	2,001,470	2,019,778
Earnings (loss) per share of common stock - basic and diluted	$(2.38)	$1.22

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,
	2025	2024
Per share data
Net Asset Value per share at Beginning of Period	$80.24	$79.37

Results of Operations:
Net Investment Income/(Loss)(1)	1.06	0.80
Net Realized Gain/(Loss) on Investments	0.35	0.58
Net Unrealized Gain/(Loss) on Investments	(3.58)	(0.16)
Net loss on extinguishment of debt	-	-
Deferred tax benefit (expense)	(0.21)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	(2.38)	1.22

Capital Share Transactions
Distributions declared	-	-
Repurchase of common stock under stock repurchase program(2)	0.06	-
Net Increase (Decrease) Resulting from Capital Share Transactions	0.06	-
Net Asset Value per share at End of Period	$77.92	$80.59

Net Assets at End of Period	$155,821,248	$162,771,930
Shares Outstanding at End of Period	1,999,634	2,019,778

Per share market value at end of period	$44.18	$50.64
Total return based on market value(3)	(7.24)%	6.39%
Total return based on net asset value(4)	(3.08)%	1.54%
Portfolio turnover rate	6.35%	13.27%
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)	5.34%	4.26%
Ratio of total expenses to average net assets(5)	11.38%	11.83%

Supplemental Data:
Percentage of non-recurring fee income(6)	2.82%	0.18%
Average debt outstanding(7)	$148,719,683	$136,250,229
Average debt outstanding per weighted average common share	$74.31	$67.46
Asset coverage ratio per unit(8)	$2,056	$2,137
Senior Securities Outstanding(9)
2028 Notes	$57,500,000	$57,500,000
2028 Promissory Note	$-	$1,661,498
Credit Facility	$89,991,619	$84,000,000
Average market value per unit:
2028 Notes	$22.74	$22.51

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $1.06 and $0.80 per share for the three months ended December 31, 2025 and 2024, respectively.
(2)	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the repurchase of common stock because of the timing of repurchase of the Company’s shares.
(3)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(4)	Total return is historical and assumes changes in NAV, reinvestments of all dividends at prices obtained under the Company’s dividend reinvestment plan, and no sales charges for the period. Calculation is not annualized.
(5)	Ratios are annualized during interim periods.
(6)	Represents the impact of the non-recurring fees as a percentage of total investment income.
(7)	Based on daily weighted average carrying value of debt outstanding during the period.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2025, the Company’s asset coverage was 205.6% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
(9)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

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

The Company did not declare any distribution payments during the three months ended December 31, 2025 and 2024.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 724,075 shares of common stock through December 31, 2025 with a total cost of approximately $29.1 million, or 26.6% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $5.9 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $40.18 per share under its share repurchase program from February 10, 2021 through December 31, 2025:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.03 - $45.03	1,801,205
April 2024	700	$43.76 - $43.76	30,637
May 2024	12	$44.82 - $44.82	543
June 2025	15,909	$50.03 - $50.03	795,932
September 2025	100	$47.68 - $47.68	4,773
December 2025	4,135	$41.68 - $47.38	182,876
Total	724,075		$29,092,026

During the three months ended December 31, 2025, there were 729 shares that were not yet transferred into treasury.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2025

(Unaudited)

Note 15. Segment Reporting

The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Company’s Chief Operating Decision Maker (“CODM”) are the Chief Executive Officer and the Chief Financial Officer. While the Company derives income and capital appreciation by providing investments to companies across various industries, the Company and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, and loan servicing as well as the administrative functions of human resources, legal, finance, and information technology.

The CODM uses consolidated net investment income and net increase (decrease) in net assets resulting from operations when allocating resources and assessing the Company’s performance. Net investment income is comprised of consolidated total investment income (“segment revenues”) and consolidated total net operating expenses (“significant segment expenses”). The net increase (decrease) in net assets resulting from operations is comprised of consolidated net investment income, consolidated net realized gains (losses) from investments, and consolidated net change in unrealized gains (losses) from investments. These performance metrics are considered the key segment measures of profit or loss reviewed by the CODM. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets, investments held on the Consolidated Schedule of Investments, and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2025.

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

We have evaluated subsequent events from December 31, 2025, through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended December 31, 2025, the analysis contained herein may not fully account for market event impacts. As of December 31, 2025, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of December 31, 2025), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

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

In December 2022, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2022 and ending on September 30, 2025 (the “2023 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of the target award amount based on the factors described above. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2023, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2023 and ending on September 30, 2026 (the “2024 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2024, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2024 and ending on September 30, 2027 (the “2025 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the 2022 LTIP Plan. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2025, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2025 and ending on September 30, 2028 (the “2026 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the 2022 LTIP Plan. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

The Target Performance Award for each executive officer for the 2023 LTIP Plan, the 2024 LTIP Plan, the 2025 LTIP Plan, and the 2026 LTIP Plan is set forth in the table below:

Name and Title	2023 LTIP Dollar Value of Target Award	2024 LTIP Dollar Value of Target Award	2025 LTIP Dollar Value of Target Award	2026 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000	$890,000	$1,000,000	$1,000,000
Ellida McMillan, Chief Financial Officer	380,000	380,000	425,000	425,000

During the three months ended December 31, 2025 and 2024, the Company recorded an expense of $66,875 and $326,320 respectively, for these awards. During the three months ended December 31, 2025 and December 31, 2024, the Company paid out $2.4 million and $2.0 million, respectively, for these awards.

Portfolio and Investment Activity

As of December 31, 2025 and September 30, 2025, our portfolio had a fair market value of approximately $295.6 million and $302.3 million, respectively.

During the three months ended December 31, 2025, we received proceeds from sale and settlements of investments of $19.6 million, including principal proceeds, net realized gains on investments of $0.7 million and invested $19.0 million.

During the three months ended December 31, 2024, we received proceeds from sale and settlements of investments of $30.0 million, including principal and dividend proceeds, realized net gains on investments of $1.2 million, and invested $100.9 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	December 31, 2025		September 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$9,846	$8,959	$9,011	$8,396
Largest portfolio company by amortized cost and fair value, respectively	52,917	48,324	51,967	48,470

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2025 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$126,472	38.9%	$112,356	37.9%
Senior Secured Notes	13,363	4.1	13,493	4.6
Fund Investment	2,194	0.7	2,227	0.8
Equity/Warrants	182,882	56.3	167,564	56.7
Total Investments	$324,911	100.0%	$295,640	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2025 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$125,373	38.6%	$116,567	38.6%
Senior Secured Notes	17,039	5.3	17,457	5.8
Fund Investment	2,194	0.7	2,227	0.7
Equity/Warrants	179,783	55.4	166,021	54.9
Total Investments	$324,389	100.0%	$302,272	100.0%

As of December 31, 2025, our income-bearing investment portfolio based upon cost represented 63.1% of our total portfolio of which 60.8% bore interest based on floating rates, such as SOFR, 12.9% bore interest at fixed rates, and 26.3% are income-producing equity investments. As of September 30, 2025, our income-bearing investment portfolio based upon cost represented 64.8% of our total portfolio of which 58.8% bore interest based on floating rates, such as SOFR, 14.9% bore interest at fixed rates, and 26.3% are income-producing equity investments. As of December 31, 2025, the Company had a weighted average yield of 12.5% on debt and other income producing investments. As of September 30, 2025, the Company had a weighted average yield of 12.8% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2025 and September 30, 2025 (dollars in thousands):

	December 31, 2025		September 30, 2025
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	273,345	92.5%	276,582	91.5%
3	22,295	7.5%	25,690	8.5%
4	-	0.0%	-	0.0%
5	-	0.0%	-	0.0%
Total	$295,640	100.0%	$302,272	100.0%

Results of Operations

Operating results for three months ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2025	2024
Total investment income	$6,660	$6,216
Less: Net expenses	4,534	4,591
Net investment income/(loss)	2,126	1,625
Net realized gains (losses) on investments	694	1,169
Net change in unrealized gains (losses) on investments	(7,155)	(330)
Deferred tax benefit (expense)	(423)	-
Loss on extinguishment of debt (See Note 5)	(12)	-
Net increase (decrease) in net assets resulting from operations	$(4,770)	$2,464

Investment Income

For the three months ended December 31, 2025, investment income totaled $6.7 million, of which $3.9 million was attributable to portfolio interest, approximately $2.5 million was attributable to dividend income, $0.2 million was attributable to fee and other income, and $0.1 million was attributable to interest on cash and cash equivalents. Dividend income was received from eight investments during the three months ended December 31, 2025.

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

Operating Expenses

Operating expenses for the three months ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2025	2024
Interest and financing expenses	$2,433	$2,546
Salaries and benefits	969	1,029
Professional fees, net	390	418
General and administrative	360	222
Directors fees	204	204
Administrator expenses	102	84
Insurance expenses	76	88
Total Expenses	$4,534	$4,591

For the three months ended December 31, 2025, total operating expenses decreased by $(0.1) million, or (1.2)% compared to the three months ended December 31, 2024.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2025 decreased by $(0.1) million, or (4.4)% compared to the three months ended December 31, 2024. The decrease in interest and financing expenses for the three months ended December 31, 2025 was primarily due to lower floating interest rates on the Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2025 increased by $0.1 million, or 17.2% compared to the three months ended December 31, 2024.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2025, we recognized $0.7 million of realized gains on our portfolio investments. The realized gains were primarily due to realized gains on CBL & Associates and Neptune Bidco Inc.

During the three months ended December 31, 2024, we recognized $1.2 million of realized gains on our portfolio investments. The realized gains were primarily due to a realized gain on PHH Mortgage Corp. for $0.8 million and a realized gain on Chimera Investment Corp. for $0.3 million.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended December 31, 2025, we had $7.2 million of net unrealized depreciation on investments. The net unrealized depreciation resulted primarily from unrealized losses on NVTN LLC for $5.0 million and Altisource S.A.R.L. for $2.8 million.

For the three months ended December 31, 2024, we had $0.3 million of net unrealized depreciation on investments. The net unrealized depreciation resulted from the reversal of the unrealized gain on PHH Mortgage Corp. for $0.7 million, unrealized depreciation on Black Angus Steakhouses for $0.9 million, offset by unrealized appreciation on JFL-NGS-WGS Partners, LLC for $1.0 million.

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2025 and 2024, the Company recorded a change in provision for deferred taxes of $(423,429) and $0, respectively.

Changes in Net Assets from Operations

For the three months ended December 31, 2025, we recorded a net decrease in net assets resulting from operations of $(4.8) million compared to a net increase in net assets resulting from operations of $2.5 million for the three months ended December 31, 2024. Based on 2,001,470 and 2,019,778 weighted average common shares outstanding for the three months ended December 31, 2025 and 2024, respectively, our per share net increase (decrease) in net assets resulting from operations was $(2.38) for the three months ended December 31, 2025 and $1.22 for the three months ended December 31, 2024.

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

As of December 31, 2025 and September 30, 2025, we had $3.4 million and $7.3 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 724,075 shares of common stock through December 31, 2025, or 26.6% of shares outstanding as of the program’s inception, with a total cost of $29.1 million. The total remaining amount authorized under the expanded share repurchase program at December 31, 2025 was approximately $5.9 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest was the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility had an original maturity date of December 15, 2025.

Outstanding loans under the Credit Facility bear interest at a monthly rate of Term SOFR + 2.90%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit. The Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Credit Facility contains customary events of default for credit facilities of this type, including (without limitation): nonpayment of principal, interest, fees or other amounts after a stated grace period; inaccuracy of material representations and warranties; change of control; violations of covenants, subject in certain cases to stated cure periods; and certain bankruptcies and liquidations. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility.

On February 21, 2024 (the “First Amendment Effective Date”), in order to increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the First Amendment Effective Date (the “First Amendment”). The First Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $62.5 million. All other material terms of the Credit Facility remain unchanged.

On August 5, 2024 (the “Second Amendment Effective Date”), in order to increase the size of the Credit Facility, the parties to the Credit Facility amended the Credit Facility, effective as of the Second Amendment Effective Date (the “Second Amendment”). The Second Amendment increased the principal amount of the loan available under the Credit Facility by $25 million to $87.5 million. All other material terms of the Credit Facility remain unchanged.

On April 17, 2025 (the “Third Amendment Effective Date”), in order to extend the term and increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the Third Amendment Effective Date (the “Third Amendment”). The Third Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $100.0 million (with potential access to up to an additional $50,000,000 pursuant to an uncommitted accordion provision) and appointed BankUnited, N.A. to assume all agency and syndication responsibilities from the prior agent and lenders. Outstanding loans under the terms of the Amendment bear a monthly interest rate ranging from ABR + 1.35% to ABR + 1.75% for any alternative base rate loans and from Term SOFR + 2.35% to Term SOFR + 2.75% for any term benchmark loans based on the total debt to tangible net worth ratio. The Amendment also extended the term of the credit facility to April 17, 2030, five years from the Effective Date. Other material terms remain substantially unchanged. As of December 31, 2025, there was $90.0 million outstanding borrowings by the Company under the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2025 and September 30, 2025, we had commitments under loan and financing agreements to fund up to $3.9 million to six portfolio companies and $5.5 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2025 and September 30, 2025 is shown in the table below (dollars in thousands):

	December 31, 2025	September 30, 2025
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$3	$85
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	85	1,521
PREIT Associates - Revolver	61	61
PSB Group, LLC - Revolver	472	472
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	1,029
Tamarix Capital Partners II, L.P. - Fund Investment	865	865
WHI Global, LLC - Revolver	1,358	1,484
Total unfunded commitments	$3,873	$5,517

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at December 31, 2025 (dollars in thousands):

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
Revolving Credit Facility	$-	$-	$-	$-	$(89,991,619)	$-	$(89,991,619)
2028 Notes	-	-	(57,500,000)	-	-	-	(57,500,000)
Operating Lease Obligation (1)	(265,650)	(327,695)	(337,525)	(347,651)	(358,081)	(1,817,021)	(3,453,623)
Total contractual obligations	$(265,650)	$(327,695)	$(57,837,525)	$(347,651)	$(90,349,700)	$(1,817,021)	$(150,945,242)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 5, 2025, as well as any time on or after the 84th month anniversary of September 5, 2025.

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

On May 9, 2024, the Board of Directors declared a special dividend in the amount of $2,645,925. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. On February 6, 2025, the Board of Directors declared a special dividend in the amount of $2,888,283 for a record date of February 17, 2025 and paid on February 19, 2025. The Company did not declare any distribution payments during the three months ended December 31, 2025 and 2024.

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

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their investment assets. During the three months ended December 31, 2025, the Company recognized $0.2 million of income related to these contracts.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million.

Federal Income Taxes

The Company has elected, and intends to continue to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and it intends to operate in a manner so as to maintain its RIC tax treatment. To do so, among other things, the Company is required to meet certain sources of income and asset diversification requirements and must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its net ordinary income for any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Recent Developments

In February 2026, the Board of Directors of the Company appointed Howard Amster to be a member of the Audit Committee and Lowell Robinson to be a member of the Nominating & Governance Committee. This follows the unfortunate and sudden passing away of Arthur S. Ainsberg. The Board of Directors has decreased the size of the board to 4 directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2025 and the year ended September 30, 2025, we did not engage in hedging activities.

As of December 31, 2025, 57.6% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount.

The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2025 was as follows (dollars in thousands):

	December 31, 2025
SOFR and LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$9,028	8.2%
1% to under 2%	43,669	39.5
2% to under 3%	2,581	2.3
3% to under 4%	22,784	20.6
4% to under 5%	10,329	9.3
No Floor	22,196	20.1
Total	$110,587	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$3,700	$(2,700)	$1,000
Up 200 basis points	2,500	(1,800)	700
Up 100 basis points	1,200	(900)	300
Down 100 basis points	(1,200)	900	(300)
Down 200 basis points	(2,500)	1,800	(700)
Down 300 basis points	(3,700)	2,700	(1,000)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 12, 2025, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three months ended December 31, 2025 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In February 2026, the Board of Directors of the Company appointed Howard Amster to be a member of the Audit Committee and Lowell Robinson to be a member of the Nominating & Governance Committee. This follows the unfortunate and sudden passing away of Arthur S. Ainsberg. The Board of Directors has decreased the size of the board to 4 directors.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.11	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.12	Credit Agreement, dated December 15, 2022, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed December 16, 2022).

10.13	First Amendment to Credit Agreement and Consent, dated February 21, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.14	Second Amendment to Credit Agreement and Consent, dated August 5, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on December 17, 2024)

10.15	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.16	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

10.17	Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on December 16, 2022).

10.18	Third Amendment to Credit Agreement, dated April 17, 2025, between PhenixFIN Corporation and BankUnited, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on August 6, 2025)

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Notice of Redemption to the Holders of the 6.125% Senior Notes due 2023, dated December 15, 2022 (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on December 16, 2022).

99.2	PhenixFIN Compensation Clawback Policy and Procedures (Incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K filed on December 22, 2023).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2026

PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)