Form 10-Q
period 2026-03-31
PhenixFIN Corp
filed 2026-05-05
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The Registrant had 1,932,600 shares of common stock, $0.001 par value, outstanding as of May 5, 2026.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	September 30, 2025
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $128,237,811 and $139,342,491, respectively)	$130,033,295	$145,280,169
Affiliated investments (amortized cost of $37,828,011 and $35,390,223, respectively)	36,776,004	35,381,405
Controlled investments (amortized cost of $157,346,334 and $149,656,451, respectively)	129,001,392	121,610,914
Total Investments at fair value	295,810,691	302,272,488
Cash and cash equivalents	3,074,794	7,289,371
Receivables:
Interest receivable	1,303,922	1,203,404
Other receivable	-	44,971
Dividends receivable	64,800	42,950
Other assets	2,537,376	2,746,775
Deferred tax asset, net	727,925	1,234,847
Deferred financing costs	1,232,943	1,384,767
Due from Affiliate	275,173	572,331
Prepaid share repurchase	115,969	96,342
Receivable for investments sold	431,184	21,549
Total Assets	$305,574,777	$316,909,795

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $864,414 and $1,141,393, respectively)	$146,627,205	$148,011,724
Accounts payable and accrued expenses	1,329,714	4,226,889
Other liabilities	2,499,673	2,439,405
Interest and fees payable	1,131,408	1,187,574
Taxes payable	48,137	137,538
Due to Affiliate	126,936	132,365
Total Liabilities	151,763,073	156,135,495

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued;
1,933,238 and 2,003,769 common shares outstanding, respectively	1,933	2,004
Capital in excess of par value	701,315,531	704,640,648
Total distributable earnings (loss)	(547,505,760)	(543,868,352)
Total Net Assets	153,811,704	160,774,300
Total Liabilities and Net Assets	$305,574,777	$316,909,795

Net Asset Value Per Common Share	$79.56	$80.24

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,242,062	$2,957,380	$4,800,297	$5,950,065
Payment in-kind	250,799	263,784	278,191	618,465
Affiliated investments:
Cash	670,874	-	1,302,466	-
Payment in-kind	242,930	-	449,921	-
Controlled investments:
Cash	725,479	626,790	1,171,163	1,214,985
Payment in-kind	-	-	-	-
Total interest income	4,132,144	3,847,954	8,002,038	7,783,515
Dividend income
Non-controlled, non-affiliated investments	428,380	378,232	1,224,247	974,530
Affiliated investments	268,540	111,736	268,540	254,231
Controlled investments	156,084	1,580,616	1,907,359	2,979,966
Total dividend income	853,004	2,070,584	3,400,146	4,208,727
Interest from cash and cash equivalents	48,871	45,812	104,237	104,753
Fee income (see Note 9)	164,374	29,673	352,207	40,737
Other income	-	25,000	-	97,774
Total Investment Income	5,198,393	6,019,023	11,858,628	12,235,506

Expenses:
Interest and financing expenses	2,308,578	2,578,963	4,740,913	5,124,774
Salaries and benefits	1,016,836	1,185,054	1,986,009	2,213,671
Professional fees, net	410,332	577,965	800,272	995,978
General and administrative expenses	362,493	307,739	722,978	529,532
Directors fees	169,428	204,000	373,428	408,000
Administrator expenses (see Note 6)	109,223	112,829	211,284	197,184
Insurance expenses	73,990	86,498	149,624	174,919
Total expenses	4,450,880	5,053,048	8,984,508	9,644,058
Net Investment Income	747,513	965,975	2,874,120	2,591,448

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,120,698)	(1,065,013)	(428,478)	103,657
Affiliated investments	2,112	-	3,496	-
Controlled investments	-	-	-	-
Total net realized gains (losses)	(1,118,586)	(1,065,013)	(424,982)	103,657
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	587,985	1,183,172	(4,142,194)	1,991,710
Affiliated investments	(704,662)	(92,367)	(1,043,189)	(981,553)
Controlled investments	1,786,533	(1,558,264)	(299,405)	(1,807,602)
Total net change in unrealized gains (losses)	1,669,856	(467,459)	(5,484,788)	(797,445)
Deferred tax benefit (expense)	(166,015)	(329,636)	(589,444)	(329,636)
Loss on Extinguishment of Debt (see Note 5)	-	-	(12,314)	-
Total realized and unrealized gains (losses)	385,255	(1,862,108)	(6,511,528)	(1,023,424)

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,132,768	$(896,133)	$(3,637,408)	$1,568,024

Weighted average basic and diluted earnings per common share	$0.57	$(0.44)	$(1.83)	$0.78
Weighted average common shares outstanding - basic and diluted (see Note 11)	1,972,943	2,019,778	1,987,363	2,019,778

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at December 31, 2024	2,019,778	$2,020	$704,909,588	$(542,139,678)	$162,771,930
OPERATIONS
Net investment income (loss)	-	-	-	965,975	965,975
Net realized gains (losses) on investments	-	-	-	(1,065,013)	(1,065,013)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(467,459)	(467,459)
Deferred tax benefit (expense)	-	-	-	(329,636)	(329,636)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,888,283)	(2,888,283)
Total Increase (Decrease) in Net Assets	-	-	-	(3,784,416)	(3,784,416)

Balance at March 31, 2025	2,019,778	$2,020	$704,909,588	$(545,924,094)	$158,987,514

Balance at December 31, 2025	1,999,634	$2,000	$704,457,776	$(548,638,528)	$155,821,248
OPERATIONS
Net investment income (loss)	-	-	-	747,513	747,513
Net realized gains (losses) on investments	-	-	-	(1,118,586)	(1,118,586)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,669,856	1,669,856
Deferred tax benefit (expense)	-	-	-	(166,015)	(166,015)
Loss on Extinguishment of Debt (see Note 5)	-	-	-	-	-
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	-	-
Repurchase of common shares	(66,396)	(67)	(3,142,245)	-	(3,142,312)
Total Increase (Decrease) in Net Assets	(66,396)	(67)	(3,142,245)	1,132,768	(2,009,544)

Balance at March 31, 2026	1,933,238	$1,933	$701,315,531	$(547,505,760)	$153,811,704

Balance at September 30, 2024	2,019,778	$2,020	$704,909,588	$(544,603,835)	$160,307,773
OPERATIONS
Net investment income (loss)	-	-	-	2,591,448	2,591,448
Net realized gains (losses) on investments	-	-	-	103,657	103,657
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(797,445)	(797,445)
Deferred tax benefit (expense)				(329,636)	(329,636)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,888,283)	(2,888,283)
Total Increase (Decrease) in Net Assets	-	-	-	(1,320,259)	(1,320,259)

Balance at March 31, 2025	2,019,778	2,020	704,909,588	(545,924,094)	158,987,514

Balance at September 30, 2025	2,003,769	$2,004	$704,640,648	$(543,868,352)	$160,774,300
OPERATIONS
Net investment income (loss)	-	-	-	2,874,120	2,874,120
Net realized gains (losses) on investments	-	-	-	(424,982)	(424,982)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(5,484,788)	(5,484,788)
Deferred tax benefit (expense)	-	-	-	(589,444)	(589,444)
Loss on Extinguishment of Debt (see Note 5)	-	-	-	(12,314)	(12,314)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	-	-
Repurchase of common shares	(70,531)	(71)	(3,325,117)	-	(3,325,188)
Total Increase (Decrease) in Net Assets	(70,531)	(71)	(3,325,117)	(3,637,408)	(6,962,596)

Balance at March 31, 2026	1,933,238	$1,933	$701,315,531	$(547,505,760)	$153,811,704

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,637,408)	$1,568,024
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	30,432,416	74,044,664
Purchases, originations and participations	(28,617,405)	(132,927,926)
Investment increases due to payment-in-kind interest	(728,112)	(618,465)
Net amortization of premium (discount) on investments	(534,872)	(119,140)
Amortization of debt issuance cost	166,304	184,269
Amortization of deferred financing cost	151,824	383,576
Net realized (gains) losses from investments	424,982	(103,657)
Net unrealized (gains) losses on investments	5,484,788	797,445
Loss on extinguishment of debt	12,314	-
(Increase) decrease in operating assets:
Interest receivable	(100,518)	253,039
Other receivable	44,971	49,198
Dividends receivable	(21,850)	23,468
Due from affiliate	297,158	(167,352)
Other assets	209,399	630,706
Prepaid share repurchase	(19,627)	-
Receivable for investments sold	(409,635)	627,220
Provision for deferred taxes on unrealized appreciation/(depreciation) on investments	506,922	329,636
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,897,175)	(2,632,278)
Interest and fees payable	(56,166)	310,633
Other liabilities	60,268	(70,701)
Due to Affiliate	(5,429)	(41,153)
Taxes payable	(89,401)	-
Net cash provided by (used in) operating activities	673,748	(57,478,794)
Cash Flows from Financing Activities:
Debt issuance	-	29,527,047
Paydowns on debt	(1,563,137)	(28,000,000)
Deferred financing costs	-	(42,068)
Distributions paid to shareholders	-	(2,888,283)
Repurchase of common shares	(3,325,188)	-
Net cash provided by (used in) financing activities	(4,888,325)	(1,403,304)
Net increase (decrease) in cash and cash equivalents	(4,214,577)	(58,882,098)
Cash and cash equivalents, beginning of period	7,289,371	67,571,559
Cash and cash equivalents, end of period	$3,074,794	8,689,461

Supplemental information:
Interest paid during the period	$4,472,529	4,200,858
Non-cash purchase of investments	$-	$12,665,596
Non-cash sale of investments	$-	$12,665,596

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments:

Adamas Trust, Inc.(11)	Real Estate	Equity - 140,721 Class E Preferred Units(13)(24)		140,721	$3,531,064	$3,442,036	2.25%
		Equity - 17,243 Class F Preferred Units(13)(18)		17,243	375,635	404,866	0.26%
				157,964	3,906,699	3,846,902	2.51%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 6.50%)(14)(20)(24)(27)	4/30/2030	8,012,982	8,769,200	8,213,307	5.34%
		Equity - 547,179 Units(13)(21)		547,179	3,327,903	3,485,530	2.27%
		Warrants(13)(21)	4/2/2029	111,343	647,105	42,310	0.03%
		Warrants(13)(21)	4/30/2032	111,343	622,110	22,269	0.01%
				8,782,847	13,366,318	11,763,416	7.65%

Arora Engineers, LLC	Construction & Building	First Lien Term Loan (SOFR + 6.75%, 0.25% PIK, 3.00% Floor)(23)	12/30/2030	9,689,062	9,495,281	9,398,391	6.11%
		Warrants - 444,382 Units(21)		444,382	870,125	831,961	0.54%
Jacmel Arora, LLC		Equity - 3,150,000 Preferred Units(21)		3,150,000	2,185,375	2,311,949	1.50%
				13,283,444	12,550,781	12,542,301	8.15%

Chimera Investment Corp.(11)	Real Estate	Equity - 22,829 Class C Preferred Units(13)(15)		22,829	525,748	450,188	0.29%
				22,829	525,748	450,188	0.29%

Compass Diversified Holdings(11)	Real Estate	Equity - 61,734 Series C Preferred Units(13)(28)		61,734	1,035,442	1,206,282	0.78%
				61,734	1,035,442	1,206,282	0.78%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		437,795	4,324,211	4,754,454	3.09%
				437,795	4,324,211	4,754,454	3.09%

Innovate Corp.(11)	Construction & Building	10.50% Senior Secured Notes(14)(29)	2/1/2027	4,771,251	4,235,914	3,989,958	2.59%
				4,771,251	4,235,914	3,989,958	2.59%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 180,000 Common Units(13)		180,000	1,411,789	1,454,400	0.95%
				180,000	1,411,789	1,454,400	0.95%

JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	13,300,000	8.65%
				10,000,000	10,000,000	13,300,000	8.65%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (SOFR + 5.00%)(24)	12/31/2028	6,762,782	6,762,782	6,762,782	4.40%
				6,762,782	6,762,782	6,762,782	4.40%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC (dba Arc Gaming & Technologies LLC)	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 5.00% PIK, 1.00% Floor)(20)(25)	10/2/2029	2,193,456	$2,048,249	$1,754,765	1.14%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(25)	10/2/2028	1,510,449	1,406,952	1,480,240	0.96%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	-	0.00%
				3,934,644	3,904,594	3,235,005	2.10%

MFA Financial, Inc.(11)	Real Estate	Equity - 39,493 Class C Preferred Units(13)(24)		39,493	971,472	836,067	0.54%
		Equity - 120,000 Common Units(13)		120,000	1,175,317	1,149,600	0.75%
				159,493	2,146,789	1,985,667	1.29%

Onity Group Inc.(11)	Real Estate	Equity - 200,000 Preferred Units(28)		200,000	3,925,000	4,068,000	2.64%
				200,000	3,925,000	4,068,000	2.64%

PHH Mortgage Corp.	Real Estate	9.875% Senior Secured Note(14)	11/1/2029	2,500,000	2,343,050	2,412,500	1.57%
				2,500,000	2,343,050	2,412,500	1.57%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%,0.50% Floor)(14)(20)(24)	1/26/2029	9,653,266	8,462,396	8,229,410	5.35%
				9,653,266	8,462,396	8,229,410	5.35%

PREIT Associates	Real Estate	Senior Secured First Lien Term Loan (SOFR + 7.00%)(14)(23)	4/1/2029	56,201	55,077	57,466	0.04%
		Senior Secured Revolving Note (SOFR + 5.50%)(8)(23)	12/31/2028	73,083	72,230	71,251	0.05%
				129,284	127,307	128,717	0.09%

PSB Group, LLC	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.50%, 1.00% Floor)(23)	4/17/2030	5,677,941	5,653,648	5,677,941	3.69%
		Senior Secured First Lien Revolver (SOFR + 6.50%, 1.00% Floor)(8)(12)(23)	4/17/2030	293,137	293,137	293,137	0.19%
				5,971,078	5,946,785	5,971,078	3.88%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Redwood Trust Inc.(11)	Real Estate	Equity - 185,000 Common Units(13)		185,000	1,127,150	1,037,850	0.67%
				185,000	1,127,150	1,037,850	0.67%

Spotter Inc.	High Tech Industries	Equity - Series E-1 Preferred Stock(21)		51,786	750,005	792,844	0.52%
		Equity - Series E-2-D Preferred Stock(21)		414,293	5,999,998	5,862,246	3.81%
				466,079	6,750,003	6,655,090	4.33%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 5.75%, 1.00% Floor)(23)	12/20/2029	13,401,786	13,342,528	13,401,786	8.71%
		Senior Secured First Lien Revolver (SOFR + 5.75%, 1.00% Floor)(8)(12)(23)	12/20/2029	400,000	400,000	400,000	0.26%
				13,801,786	13,742,528	13,801,786	8.97%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	314,132	0.20%
				358,867	345,491	314,132	0.20%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(22)		N/A	2,138,134	2,319,823	1.51%
				-	2,138,134	2,319,823	1.51%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,025,000	2,011,129	1,984,500	1.29%
				2,025,000	2,011,129	1,984,500	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
WHI Global, LLC	Aerospace & Defense	Senior Secured Revolving Note(SOFR + CSA + 8.75%, 3.00% Floor)(8)(12)(20)(23)	4/17/2029	1,452,373	1,593,293	1,468,349	0.95%
		Senior Secured First Lien Term Loan (SOFR + CSA + 8.75%, 3.00% Floor)(20)(23)	4/17/2029	12,307,680	12,207,606	12,443,063	8.10%
		Equity - 350 Common Shares(21)		350	700,000	1,344,833	0.87%
				13,760,403	14,500,899	15,256,245	9.92%

XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	605,831	611,209	589,170	0.38%
		First Out Delayed Draw Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	30,950	31,933	30,099	0.02%
		Last Out Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	1,863,568	1,863,648	1,807,661	1.18%
		Last Out Delayed Draw Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	140,082	140,082	135,879	0.09%
				2,640,431	2,646,872	2,562,809	1.67%

Subtotal Non-Controlled/Non-Affiliated Investments				100,245,977	$128,237,811	$130,033,295	84.54%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	Senior Secured First Lien Term Loan (10.00% + 4.00% PIK)	3/7/2030	8,895,231	8,748,097	8,650,613	5.62%
		Equity - 3,375,000 Units(21)		3,375,000	3,375,000	2,798,324	1.82%
				12,270,231	12,123,097	11,448,937	7.44%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,008,289	12,185,404	7.93%
				625,548	10,008,289	12,185,404	7.93%

MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan(SOFR + CSA + 8.00%, 4.00% Floor)(20)(24)(27)	10/1/2028	6,757,183	6,653,243	6,123,697	3.98%
		Senior Secured Delayed Draw Term Loan (SOFR + CSA + 10.00%, 4.00% Floor)(8)(20)(24)(27)	10/1/2028	1,943,662	1,877,425	1,786,126	1.16%
		Senior Secured First Lien Revolver (SOFR + CSA + 8.00%, 4.00% Floor)(8)(12)(20)(24)(27)	10/1/2028	2,193,797	2,170,442	1,988,129	1.29%
		Senior Secured 6th Amendment Term Loan (SOFR + CSA + 10.00%, 4.00% Floor)(20)(24)	10/1/2028	591,549	573,803	550,880	0.36%
		Equity - Class E Preferred Units(21)(27)		4,525,766	3,594,303	2,692,831	1.75%
		Warrants - 2.28% of Outstanding Equity(21)		3,380,282	827,409	-	0.00%
				19,392,239	15,696,625	13,141,663	8.54%

Subtotal Affiliated Investments				32,288,018	$37,828,011	$36,776,004	23.91%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	$4,257,002	$9,660,000	6.28%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	6,997,012	6,997,012	6,997,012	4.55%
				90,997,012	11,254,014	16,657,012	10.83%

FlexFIN, LLC	Services: Business	Equity Interest		36,796,344	36,796,344	36,796,344	23.92%
				36,796,344	36,796,344	36,796,344	23.92%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)(21)		100,000	55,729,376	55,355,693	36.00%
				100,000	55,729,376	55,355,693	36.00%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan D (SOFR + 7.00%, 2.00% Floor)(24)	12/31/2029	9,850,000	9,979,539	9,800,750	6.37%
		Senior Secured First Lien Term Loan B (AFR)(26)	12/31/2029	17,552,420	13,916,082	9,741,593	6.33%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2029	11,506,159	7,570,055	-	0.00%
		Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(24)	12/31/2029	650,000	650,000	650,000	0.42%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				39,559,579	53,566,600	20,192,343	13.12%

Subtotal Control Investments				167,452,935	$157,346,334	$129,001,392	83.87%

	Total Investments, March 31, 2026			299,986,930	$323,412,156	$295,810,691	192.32%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(27,601,465).

The tax cost basis of investments is $323,412,156 as of March 31, 2026.

The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $153,811,704 as of March 31, 2026.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of March 31, 2026 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns approximately 86.7% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of March 31, 2026.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in whole, or in part. As of March 31, 2026, non-qualifying assets represented 11.16% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitments as of March 31, 2026, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of March 31, 2026 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2026 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and shifted to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	Not in use.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	Not in use.
(20)	Credit Spread Adjustment (“CSA”).
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(25)	The interest rate on these securities is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(26)	The interest rate on these securities is subject to the quarterly Applicable Federal Rate, (“AFR”), which as of March 31, 2026 was 3.54%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(28)	The interest rate on this preferred equity is 7.875%.
(29)	For this investment, the 8/1/2025 and 2/1/2026 interest payments are payment-in-kind (“PIK”).

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

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $160,774,300 as of September 30, 2025.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2025 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of September 30, 2025.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in whole, or in part. As of September 30, 2025, non-qualifying assets represented 14.70% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitments as of September 30, 2025, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and shifted to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to a rate equal to the five-year US Treasury Rate plus a 6.278% spread on 4/15/2028
(20)	Credit Spread Adjustment (“CSA”).
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(25)	The interest rate on these securities is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(26)	The interest rate on these securities is subject to the monthly Applicable Federal Rate, which as of September 30, 2025 was 3.93%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(28)	The interest rate on this preferred equity is 7.875%.
(29)	On November 1, 2025, the maturity date of this investment was extended to 11/1/2026

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

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

As of March 31, 2026

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2026 and September 30, 2025, we had $3.1 million and $7.3 million in cash and cash equivalents, respectively, none of which is restricted.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2026, the Company earned approximately $0.5 million and $0.7 million in PIK interest, respectively. For the three and six months ended March 31, 2025, the Company earned approximately $0.3 million and $0.7 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned. For the three and six months ended March 31, 2026, fee income was approximately $164.4 thousand and approximately $352.2 thousand, respectively (see Note 9). For the three and six months ended March 31, 2025, fee income was approximately $29.7 thousand and approximately $40.7 thousand, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. No realized gains or losses relating to restructuring transactions occurred during the three and six months ended March 31, 2026. The Company recognized a realized gain related to restructuring transactions of $0.3 million for the three and six months ended March 31, 2025. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2026, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

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

As of March 31, 2026

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

As of March 31, 2026

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at March 31, 2026 and September 30, 2025. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2026 and September 30, 2025, the Company recorded a net deferred tax asset of $727,925 and $1,234,847 respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on the Consolidated Statements of Operations. For the three and six months ended March 31, 2026 the Company recorded a change in provision for deferred taxes of $(166,015) and $(589,444), respectively, on the unrealized (appreciation)/depreciation on investments. For the three and six months ended March 31, 2025 the Company recorded a change in provision for deferred taxes of $(329,636) and $(329,636), respectively, on the unrealized (appreciation)/depreciation on investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 2. Significant Accounting Policies (continued)

As of March 31, 2026 and September 30, 2025, the Company had a deferred tax asset of $13.5 million and $14.4 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of March 31, 2026 and September 30, 2025, the Company has booked a valuation allowance of $12.7 million and $13.2 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2026. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior four fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 3. Investments

The composition of our investments as of March 31, 2026 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$127,359	39.3%	$113,491	38.4%
Senior Secured Notes	13,576	4.2	13,399	4.5
Fund Investment	2,138	0.7	2,320	0.8
Equity/Warrants	180,339	55.8	166,601	56.3
Total Investments	$313,412	100.0%	$295,811	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2026 and September 30, 2025, the total fair value of warrants was $896.5 thousand and $815.5 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and six months ended March 31, 2026, the Company acquired warrants in one existing portfolio company. During the three and six months ended March 31, 2025, the Company acquired warrants in one existing portfolio company.

Total change in unrealized appreciation/(depreciation) related to warrants for the three and six months ended March 31, 2026 was $(559.5) thousand and $(789.1) thousand, respectively, and was recorded on the Consolidated Statements of Operations as net change in unrealized appreciation/(depreciation) on investments. Total change in unrealized appreciation/(depreciation) related to warrants for the three and six months ended March 31, 2025 was $(228.7) thousand and $(493.7) thousand, respectively, and was recorded on the Consolidated Statements of Operations as net change in unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2026 (dollars in thousands):

	Fair Value	Percentage
Insurance	$55,356	18.7%
Services: Business	48,874	16.5
Real Estate	38,002	12.8
Services: Consumer	33,785	11.4
Construction & Building	29,832	10.1
Aerospace & Defense	28,398	9.6
Hotel, Gaming & Leisure	20,192	6.8
High Tech Industries	18,840	6.4
Automotive	8,229	2.8
Metals & Mining	6,763	2.3
Consumer Discretionary	3,235	1.1
Banking	2,320	0.8
Media: Broadcasting & Subscription	1,985	0.7
Total	$295,811	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

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

The following table shows the portfolio composition by geographic location at fair value at March 31, 2026 (dollars in thousands):

	Fair Value	Percentage
Northeast	$109,560	37.0%
Southeast	102,843	34.8
West	36,535	12.4
Midwest	17,555	5.9
Southwest	17,241	5.8
Mid-Atlantic	314	0.1
International	11,763	4.0
Total	$295,811	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2025 (dollars in thousands):

	Fair Value	Percentage
Northeast	$114,610	37.9%
Southeast	106,037	35.1
West	31,549	10.4
Midwest	19,272	6.4
Southwest	15,645	5.2
Mid-Atlantic	314	0.1
International	14,845	4.9
Total	$302,272	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the six months ended March 31, 2026 and 2025 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliated	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2026	Earned Income	Fee/Other Income
Affiliated Investments
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Senior Secured First Lien Term Loan	$8,798,513	$(23,545)	$-	$(125,526)	$1,171	$8,650,613	$545,661	$-
	Equity	3,359,511	-	-	(561,187)	-	2,798,324	-	-
FST Holdings Parent, LLC	Equity	10,960,741	-	-	1,224,663	-	12,185,404	268,540	-
MB Precision Investment Holdings LLC	Senior Secured First Lien Term Loan	6,398,561	(45,310)	-	(231,879)	2,325	6,123,697	485,033	-
	Senior Secured Delayed Draw Term Loan	490,306	1,408,804	-	(112,984)	-	1,786,126	106,789	-
	Senior Secured First Lien Revolver	1,975,347	93,394	-	(80,612)	-	1,988,129	187,758	-
	Senior Secured 6th Amendment Term Loan	-	573,803	-	(22,923)	-	550,880	-	-
	Equity	2,725,408	427,146	-	(459,723)	-	2,692,831	427,146	-
	Warrants	673,018	-	-	(673,018)	-	-	-	-
Total Affiliated Investments		$35,381,405	$2,434,292	$-	$(1,043,189)	$3,496	$36,776,004	$2,020,927	$-

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2025	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2026	Earned Income	Fee/Other Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$6,997,012	$-	$-	$-	$-	$6,997,012	$324,446	$-
	Equity	6,636,000	-	-	3,024,000	-	9,660,000	-	79,831
FlexFIN, LLC	Equity Interest	37,180,761	(384,417)	-	-	-	36,796,344	1,907,359	-
NSG Captive, Inc.	Equity	48,469,540	6,474,300	-	411,853	-	55,355,693	-	250,000
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	8,900,000	950,000	-	(49,250)	-	9,800,750	518,544	-
	Senior Secured First Lien Term Loan B	13,427,601	-	-	(3,686,008)	-	9,741,593	315,797	-
	Senior Secured First Lien Term Loan C	-	-	-	-	-	-	-	-
	Senior Secured Revolving Note	-	650,000	-	-	-	650,000	12,376	-
Total Controlled Investments		$121,610,914	$7,689,883	$-	$(299,405)	$-	$129,001,392	$3,078,522	$329,831

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliated	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2025	Earned Income	Fee/Other Income
Affiliated Investments
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	$751,207	$-	$-	$(302,288)	$-	$448,919	$-	$-
	Senior Secured First Lien Super Priority DDTL	1,647,776	-	-	(663,070)	-	984,706	-	-
FST Holdings Parent, LLC	Equity	12,351,802	8,289	-	(16,195)	-	12,343,896	254,231	-
Total Affiliated Investments		$14,750,785	$8,289	$-	$(981,553)	$-	$13,777,521	$254,231	$-

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2025	Earned Income	Fee/Other Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$7,422,012	$-	$-	$-	$-	$7,422,012	$391,510	$-
	Equity	4,872,000	-	-	159,600	-	5,031,600	-	-
FlexFIN, LLC	Equity Interest	36,683,045	92,290	-	-	-	36,775,335	2,979,966	-
NSG Captive, Inc.	Equity	101,000	49,145,255	-	(849,113)	-	48,397,142	-	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	5,500,000	4,300,000	-	-	-	9,800,000	294,649	-
	Senior Secured First Lien Term Loan B	16,353,590	-	-	(1,118,089)	-	15,235,501	528,826	-
Total Controlled Investments		$70,931,647	$53,537,545	$-	$(1,807,602)	$-	$122,661,590	$4,194,951	$-

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the quarter an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and six months ended March 31, 2026 and 2025.

Unconsolidated Significant Subsidiaries

We must determine which, if any, of our unconsolidated controlled portfolio companies is a “significant subsidiary” within the meaning of Regulation S-X. We have evaluated and determined that, as of March 31, 2026, two portfolio companies, FlexFIN LLC and NVTN LLC, triggered at least one of the significance tests, and as of March 31, 2025, one portfolio company, FlexFIN LLC, triggered at least one of the significance tests. Below is certain selected key financial data from FlexFIN LLC’s and NVTN LLC’s income statements for the periods in which our investment exceeded the threshold for at least one of the tests (dollars in thousands):

Income Statement	For the Three Months Ended March 31, 2026	For the Six Months Ended March 31, 2026	For the Three Months Ended March 31, 2025	For the Six Months Ended March 31, 2025
Total Income	$10,285	$19,643	$1,997	$3,592
Total Expenses	10,170	19,680	463	899
Net Income	$115	$(37)	$1,534	$2,693

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2026 (dollars in thousands):

	Fair Value Hierarchy as of March 31, 2026
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$18,485	$95,006	$113,491
Senior Secured Notes	-	6,402	6,997	13,399
Equity/Warrants	27,946	-	138,655	166,601
Total	$27,946	$24,887	$240,658	$293,491
Investments measured at net asset value(1)				2,320
Total Investments, at fair value				$295,811

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2026 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2025	$88,981	$6,997	$128,209	$224,187
Purchases and other adjustments to cost	14,574	-	12,989	27,509
Sales (including repayments or maturities)	(3,835)	-	(2,666)	(6,501)
Net realized gains/(losses) from investments	16	-	(66)	(50)
Net unrealized gains/(losses)	(4,730)	-	189	(4,487)
Transfer in/(out)	-	-	-	-
Balance as of March 31, 2026	$95,006	$6,997	$138,655	$240,658

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2025 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2024	$68,987	$7,422	$63,881	$140,290
Purchases and other adjustments to cost	46,455	-	75,473	121,928
Sales (including repayments or maturities)	(19,625)	-	(11,467)	(31,092)
Net realized gains/(losses) from investments	(1,388)	-	-	(1,388)
Net unrealized gains/(losses)	1,410	-	(1,736)	(326)
Transfer in/(out)	-	-	-	-
Balance as of March 31, 2025	$95,839	$7,422	$126,151	$229,412

Net change in unrealized gain (loss) for the six months ended March 31, 2026 and 2025 included in earnings related to Level 3 investments still held as of March 31, 2026 and 2025 was approximately $(4.4) million and $(0.1) million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2026 and March 31, 2025, no investments were transferred in or out of Level 3.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2026 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$85,193	Income Approach	Market Yield	4.5% - 21.0% (11.3%)	Decrease
Senior Secured First Lien Term Loans	9,742	Market Approach	EBITDA Multiple	2.8x - 3.8x (3.3x)	Increase
Senior Secured First Lien Term Loans	71	Recent Transaction	Purchase Price	N/A	N/A
Senior Secured Notes	6,997	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	85,199	Market Approach	EBITDA Multiple	1.1x - 14.0x (4.5x)	Increase
Equity/Warrants	36,796	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	6,655	Market Approach	Revenue Multiple	4.0x-5.0x (4.5x)	Increase
Equity/Warrants	9,905	Income Approach	Market Yield	7.6%-28.8% (16.5%)	Decrease
Equity/Warrants	100	Cost Approach	Collateral Value	N/A	N/A
Total	$240,658

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 5. Borrowings

As a BDC, we are generally only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

However, in March 2018, the Small Business Credit Availability Act (“SBCAA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150% of asset coverage, if certain requirements under the 1940 Act are met (“Modified Asset Coverage Requirements”). Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. On May 4, 2026, the board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors, approved the application of the Modified Asset Coverage Requirements set forth in the 1940 Act. As a result, the asset coverage ratio test applicable to the Company will be decreased from 200% to 150%, effective May 4, 2027.

As of March 31, 2026 and September 30, 2025, the Company’s asset coverage was 204.3% and 207.8%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of March 31, 2026 and September 30, 2025 were as follows (dollars in thousands):

	March 31, 2026				September 30, 2025
	Aggregate Principal Available(1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,635	$54,556	$57,500	$57,500	$56,477	$55,154
2028 Promissory Note	-	-	-	-	1,661	1,661	1,543	1,594
Revolving Credit Facility	10,008	89,992	89,992	89,992	10,008	89,992	89,992	89,992
Total debt	$67,508	$147,492	$146,627	$144,548	$69,169	$149,153	$148,012	$146,740

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 5. Borrowings (continued)

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral..

As of March 31, 2026 and September 30, 2025, there was $90.0 million and $90.0 million outstanding, respectively, under the Credit Facility.

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2026 and September 30, 2025, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of March 31, 2026 and September 30, 2025, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of March 31, 2026 and September 30, 2025, debt issuance costs related to the 2028 Notes were as follows (dollars in thousands):

	For the six months ended			For the year ended
	March 31, 2026			September 30, 2025
	2028 Notes	2028 Promissory Note	Total	2028 Notes	2028 Promissory Note	Total
Total debt issuance costs at beginning of period	$1,023	$118	$1,141	$1,357	$154	$1,511
Debt issuance costs during the period	-	-	-	-	-	-
Amortized debt issuance costs	159	118	277	334	36	370
Unamortized debt issuance costs	$864	$-	$864	$1,023	$118	$1,141

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 5. Borrowings (continued)

For the three and six months ended March 31, 2026 and 2025, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2028 Notes, 2028 Promissory Note and Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
2028 Notes Interest	$754	$763	1,509	1,510
2028 Promissory Note Interest	-	22	16	44
Credit facility interest	1,391	1,493	2,885	2,994
Commitment fees	7	2	13	9
Amortization of deferred financing costs	75	207	152	384
Amortization of debt issuance costs	82	92	166	184
Other	-	-	-	-
Total	$2,309	$2,579	$4,741	$5,125
Weighted average stated interest rate	5.9%	6.4%	6.0%	6.6%
Weighted average debt outstanding	$147,492	$142,324	$148,112	$139,254

Note 6. Agreements

Administration Agreement

SS&C Technologies, Inc. (“SS&C”) serves as the administrator of the Company and provides the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company since August 9, 2022. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three and six months ended March 31, 2026 we incurred approximately $0.1 million and $0.2 million in administrator expenses, respectively. For the three and six months ended March 31, 2025 we incurred approximately $0.1 million and $0.2 million in administrator expenses, respectively.

As of March 31, 2026 and September 30, 2025, $0.0 million and $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

In December 2024, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2024 and ending on September 30, 2027 (the “2025 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the CIP. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2025, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2025 and ending on September 30, 2028 (the “2026 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the CIP. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 6. Agreements (continued)

The Target Performance Award for each executive officer for the 2023 LTIP Plan, the 2024 LTIP Plan, the 2025 LTIP Plan and the 2026 LTIP Plan is set forth in the table below:

Name and Title	2023 LTIP Dollar Value of Target Award	2024 LTIP Dollar Value of Target Award	2025 LTIP Dollar Value of Target Award	2026 LTIP Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000	$890,000	$1,000,000	$1,000,000
Ellida McMillan, Chief Financial Officer	380,000	380,000	425,000	425,000

During the three and six months ended March 31, 2026, the Company recorded an expense of $66,875 and $133,750, respectively, for these awards. During the three and six months ended March 31, 2025, the Company recorded an expense of $303,848 and $630,168, respectively, for these awards.

Note 7. Related Party Transactions

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their assets. During the three and six months ended March 31, 2026, the Company recognized $0.2 million and $0.3 million of income, respectively, related to these contracts. During the three and six months ended March 31, 2025, the Company recognized $0.2 million and $0.3 million of income, respectively, related to these contracts.

Due from/to Affiliates

Due from affiliates at March 31, 2026 and September 30, 2025 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at March 31, 2026 and September 30, 2025 consists of certain expenses payable by the Company to certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of March 31, 2026 and September 30, 2025, we had commitments under loan and financing agreements to fund up to $3.4 million to six portfolio companies and $5.5 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. The Company maintains adequate liquidity to fund its unfunded commitments. A summary of the composition of the unfunded commitments as of March 31, 2026 and September 30, 2025 is shown in the table below (dollars in thousands):

	March 31, 2026	September 30, 2025
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$3	$85
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	85	1,521
PREIT Associates - Revolver	61	61
PSB Group, LLC - Revolver	472	472
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	1,029
Tamarix Capital Partners II, L.P. - Fund Investment	865	865
WHI Global, LLC - Revolver	916	1,484
Total unfunded commitments	$3,431	$5,517

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or finance leases. PhenixFIN identified one operating lease for its office space. The lease commenced on September 5, 2021. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 5, 2025, as well as any time on or after the 84th month anniversary of September 5, 2025.

Upon entering into the lease on September 5, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 8. Commitments (continued)

As of March 31, 2026 and September 30, 2025, the asset related to the operating lease was $2.4 million and $2.5 million, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of March 31, 2026 and September 30, 2025, the lease liability was $2.5 million and $2.4 million, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and September 30, 2025, the remaining lease term was approximately ten years, and the implied borrowing rate was 6.85%.

The following table shows future minimum payments under PhenixFIN’s operating lease as of March 31, 2026:

For the Years Ended September 30,	Amount
2026	$158,288
2027	325,261
2028	335,019
2029	345,070
2030	355,422
Thereafter	1,908,314
3,427,374
Difference between undiscounted and discounted cash flows	(929,618)
$2,497,756

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other fees which are non-recurring in nature, as well as administrative agent fees and management fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Prepayment fee	$-	$15		$15
Administrative agent fee	-	-	5
Amendment fee	-	-	-	5
Management fee	15	-	30
Other fees	149	15	$317	21
Fee income	$164	$30	$352	$41

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2026, the Company recognized $0.2 million and $0.4 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2025, the Company recognized $0.2 million and $0.4 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2026.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and six months ended March 31, 2026 and 2025 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$1,133	$(896)	$(3,637)	$1,568
Weighted average shares of common stock outstanding - basic and diluted	1,972,943	2,019,778	1,987,363	2,019,778
Earnings (loss) per share of common stock - basic and diluted	$0.57	$(0.44)	$(1.83)	$0.78

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2026 and 2025:

	For the Six Months Ended March 31,
	2026	2025
Per share data
Net Asset Value per share at Beginning of Period	$80.24	$79.37

Results of Operations:
Net Investment Income/(Loss)(1)	1.45	1.28
Net Realized Gain/(Loss) on Investments	(0.21)	0.05
Net Unrealized Gain/(Loss) on Investments	(2.76)	(0.39)
Net loss on extinguishment of debt	(0.01)	-
Deferred tax benefit (expense)	(0.30)	(0.16)
Net Increase (Decrease) in Net Assets Resulting from Operations	(1.83)	0.78

Capital Share Transactions
Distributions declared	-	(1.43)
Repurchase of common stock under stock repurchase program(2)	1.15	-
Net Increase (Decrease) Resulting from Capital Share Transactions	1.15	(1.43)
Net Asset Value per share at End of Period	$79.56	$78.72

Net Assets at End of Period	$153,811,704	$158,987,514
Shares Outstanding at End of Period	1,933,238	2,019,778

Per share market value at end of period	$39.06	$54.00
Total return based on market value(3)	(17.99)%	16.45%
Total return based on net asset value(4)	(4.33)%	0.98%
Portfolio turnover rate	9.61%	29.19%
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)	3.68%	3.27%
Ratio of total expenses to average net assets	11.49%	12.16%

Supplemental Data:
Percentage of non-recurring fee income(6)	2.97%	0.33%
Average debt outstanding(7)	$148,112,398	$139,253,604
Average debt outstanding per weighted average common share	$74.53	$68.95
Asset coverage ratio per unit(8)	$2,043	$2,146
Senior Securities Outstanding(9)
2023 Notes	$-	$-
2028 Notes	$57,500,000	$57,500,000
2028 Promissory Note	$-	$1,661,498
Credit Facility	$89,991,619	$79,600,000
Average market value per unit:
2028 Notes	$22.85	$22.57

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $1.45 and $1.28 per share for the six months ended March 31, 2026 and 2025, respectively.
(2)	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the repurchase of common stock because of the timing of repurchase of the Company’s shares.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 12. Financial Highlights (continued)

(3)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(4)	Total return is historical and assumes changes in NAV, reinvestments of all dividends at prices obtained under the Company’s dividend reinvestment plan, and no sales charges for the period. Calculation is not annualized.
(5)	Ratios are annualized during interim periods.
(6)	Represents the impact of the non-recurring fees as a percentage of total investment income.
(7)	Based on daily weighted average carrying value of debt outstanding during the period.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of March 31, 2026, the Company’s asset coverage was 204.3% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
(9)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

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

The Company did not declare any distribution payments during the six months ended March 31, 2026. On February 6, 2025, the Board of Directors declared a special dividend of $1.43 per share. This dividend was paid on February 19, 2025 to stockholders of record as of February 17, 2025. The dividends declared during the six months ended March 31, 2025 were derived from net investment income, determined on a tax basis.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 787,425 shares of common stock through March 31, 2026 with a total cost of approximately $32.2 million, or 28.9% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $2.8 million.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

(Unaudited)

Note 14. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $40.94 per share under its share repurchase program from February 10, 2021 through March 31, 2026:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.03 - $45.03	1,801,205
April 2024	700	$43.76 - $43.76	30,637
May 2024	12	$44.82 - $44.82	543
June 2025	15,909	$50.03 - $50.03	795,932
September 2025	100	$47.68 - $47.68	4,773
December 2025	4,135	$41.68 - $47.38	182,876
January 2026	1,375	$43.09 - $45.62	60,872
February 2026	60,600	$42.41 - $47.77	2,893,547
March 2026	1,375	$40.04 - $44.40	187,893
Total	787,425		$32,234,338

As of March 31, 2026, there were zero shares that were not yet transferred into treasury.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2026

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

Note 16. Subsequent Events

The Board of Directors declared a special dividend effective May 5, 2026 of $0.07 per share. This dividend will be paid on May 28, 2026 to stockholders of record as of May 18, 2026.

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended March 31, 2026.

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

Separately, ongoing instability and conflict in the Middle East, including tensions involving Iran, present additional risks to global markets. Heightened geopolitical tensions in the region may lead to disruptions in critical energy infrastructure and shipping routes, including key chokepoints such as the Strait of Hormuz, through which a significant portion of global oil supply transits. Any escalation involving Iran—whether through direct military confrontation, proxy conflicts, or expanded sanctions—could materially affect global oil production, transportation, and pricing, contributing to increased volatility in energy markets and broader financial markets. In addition, terrorist activities or regional conflicts may further exacerbate uncertainty, potentially resulting in supply chain interruptions, increased defense and security costs, and shifts in investor sentiment and capital flows. These developments could have cascading effects across global economies and financial systems, amplifying existing market disruptions and contributing to sustained periods of volatility and risk aversion.

The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

We have evaluated subsequent events from March 31, 2026, through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended March 31, 2026, the analysis contained herein may not fully account for market event impacts. As of March 31, 2026, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of March 31, 2026), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

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

Expenses

Under our internally managed structure, we bear all costs and expenses of our operations and transactions, including those relating to:

●	our organization and continued corporate existence;

●	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our professionals or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

●	interest payable on debt, incurred to finance our investments;

●	the costs of all offerings of common shares and other securities;

●	operating costs associated with employing investment professionals and other staff;

●	distributions on our shares;

●	administration fees payable under our administration agreement;

●	custodial fees related to our assets

●	amounts payable to third parties relating to, or associated with, making investments;

●	transfer agent and custodial fees;

●	all registration and listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents with the SEC or other regulators;

●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	the operating lease of our office space;

●	indemnification payments; and

●	direct costs and expenses of administration, including audit and legal costs.

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

In December 2022, pursuant to the CIP, the Compensation Committee, approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2022 and ending on September 30, 2025 (the “2023 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of the target award amount based on the factors described above. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

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

In December 2024, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2024 and ending on September 30, 2027 (the “2025 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the CIP. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

In December 2025, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2025 and ending on September 30, 2028 (the “2026 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount based on the factors described above. The threshold, target, and maximum performance levels are structured similar to those of the CIP. The Compensation Committee, in approving the awards, evaluated each performance goal separately.

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

During the three and six months ended March 31, 2026, the Company recorded an expense of $66,875 and $133,750, respectively, for these awards. During the three and six months ended March 31, 2025, the Company recorded an expense of $303,848 and $630,168, respectively, for these awards.

Portfolio and Investment Activity

As of March 31, 2026 and September 30, 2025, our portfolio had a fair market value of approximately $295.8 million and $302.3 million, respectively.

During the six months ended March 31, 2026, we received proceeds from sale and settlements of investments of $30.4 million, including principal proceeds, net realized gains on investments of $0.4 million and invested $28.6 million.

During the six months ended March 31, 2025, we received proceeds from sale and settlements of investments of $74.0 million, including principal proceeds, net realized gains on investments of $0.1 million and invested $132.9 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	March 31, 2026		September 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$10,107	$9,244	$9,011	$8,396
Largest portfolio company by amortized cost and fair value, respectively	55,729	55,356	51,967	48,470

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2026 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$127,359	39.3%	$113,491	38.4
Senior Secured Notes	13,576	4.2	13,399	4.5
Fund Investment	2,138	0.7	2,320	0.8
Equity/Warrants	180,339	55.8	166,601	56.3
Total Investments	$323,412	100.0%	$295,811	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2025 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$125,373	38.6%	$116,567	38.6%
Senior Secured Notes	17,039	5.3	17,457	5.8
Fund Investment	2,194	0.7	2,227	0.7
Equity/Warrants	179,783	55.4	166,021	54.9
Total Investments	$324,389	100.0%	$302,272	100.0%

As of March 31, 2026, our income-bearing investment portfolio based upon cost represented 61.1% of our total portfolio of which 63.6% bore interest based on floating rates, such as SOFR, 10.3% bore interest at fixed rates, and 26.1% are income-producing equity investments. As of September 30, 2025, our income-bearing investment portfolio based upon cost represented 64.8% of our total portfolio of which 58.8% bore interest based on floating rates, such as SOFR, 14.9% bore interest at fixed rates, and 26.3% are income-producing equity investments. As of March 31, 2026, the Company had a weighted average yield of 13.1% on debt and other income producing investments. As of September 30, 2025, the Company had a weighted average yield of 12.8% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2026 and September 30, 2025 (dollars in thousands):

	March 31, 2026		September 30, 2025
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	269,693	91.2%	276,582	91.5%
3	26,118	8.8%	25,690	8.5%
4	-	0.0%	-	0.0%
5	-	0.0%	-	0.0%
Total	$295,811	100.0%	$302,272	100.0%

Results of Operations

Operating results for three and six months ended March 31, 2026 and 2025 are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Total investment income	$5,198	$6,019	$11,859	$12,236
Less: Net expenses	4,451	5,053	8,985	9,644
Net investment income/(loss)	747	966	2,874	2,592
Net realized gains (losses) on investments	(1,119)	(1,065)	(425)	104
Net change in unrealized gains (losses) on investments	1,671	(467)	(5,485)	(798)
Deferred tax benefit (expense)	(166)	(330)	(589)	(330)
Loss on extinguishment of debt (See Note 5)	-	-	(12)	-
Net increase (decrease) in net assets resulting from operations	$1,133	$(896)	$(3,637)	$1,568

Investment Income

For the three months ended March 31, 2026, investment income totaled $5.2 million, of which $4.1 million was attributable to portfolio interest, approximately $0.9 million was attributable to dividend income, $0.2 million was attributable to fee and other income, and $0.0 million was attributable to interest on cash and cash equivalents. For the six months ended March 31, 2026, investment income totaled $11.9 million, of which $8.0 million was attributable to portfolio interest, approximately $3.4 million was attributable to dividend income, $0.4 million was attributable to fee and other income, and $0.1 million was attributable to interest on cash and cash equivalents. Dividend income was received from nine investments during the six months ended March 31, 2026.

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

Operating Expenses

Operating expenses for the three and six months ended March 31, 2026 and 2025 are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Interest and financing expenses	$2,310	$2,579	$4,742	$5,125
Salaries and benefits	1,017	1,185	1,986	2,214
Professional fees, net	410	578	800	996
General and administrative	362	308	723	529
Directors fees	169	204	373	408
Administrator expenses	109	113	211	197
Insurance expenses	74	86	150	175
Total Expenses	$4,451	$5,053	$8,985	$9,644

For the three months ended March 31, 2026, total operating expenses decreased by $(0.6) million, or (11.9)% compared to the three months ended March 31, 2025. For the six months ended March 31, 2026, total operating expenses decreased by $(0.7) million, or (6.8)% compared to the six months ended March 31, 2025.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2026 decreased by $(0.3) million, or (10.4)% compared to the three months ended March 31, 2025. The decrease in interest and financing expenses for the three and six months ended March 31, 2026 was primarily due to borrowing at lower floating interest rates on the Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2026 increased by $(0.1) million, or (12.9)% compared to the three months ended March 31, 2025.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended March 31, 2026, we recognized $1.1 million of realized losses on our portfolio investments. The realized losses for the three months ended March 31, 2026 were primarily due to realized losses on sales of Copper Property CTL Pass Through Trust for $0.6 million and Chimera Investment Corp for $0.4 million.

During the six months ended March 31, 2026, we recognized $0.4 million of realized losses on our portfolio investments. The realized losses for the six months ended March 31, 2026 were primarily due to realized losses on sales of Copper Property CTL Pass Through Trust for $0.6 million and Chimera Investment Corp for $0.4 million, offset by realized gains on sales of Neptune Bidco US Inc. for $0.4 million and CB&L Associates Holdco I, LLC for $0.3 million.

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

For the three months ended March 31, 2026, we had $1.7 million of net unrealized appreciation on investments. The net unrealized appreciation resulted primarily from unrealized gains on FST Holdings Parent for $1.2 million, NVTN LLC for $1.2 million, and WHI Global LLC for $1.0 million, offset by unrealized losses on MB Precision Holdings LLC for $1.4 million.

For the six months ended March 31, 2026, we had $(5.5) million of net unrealized depreciation on investments. The net unrealized depreciation resulted primarily from unrealized losses on NVTN LLC for $3.7 million, Altisource S.A.R.L. for $3.4 million, and MB Precision Holdings LLC for $1.5 million, offset by unrealized gains on ECC Capital Corp for $3.0 million.

For the three months ended March 31, 2025, we had $(0.5) million of net unrealized depreciation on investments. The net unrealized depreciation resulted from unrealized depreciation on JFL-NGS-WCS Partners, LLC for $0.9 million, NVTN LLC for $0.9 million, ECC Capital Corp. for $0.4 million, and Staples, Inc. for $0.3 million, offset by the reversal of the unrealized loss on Point.360 for $2.1 million.

For the six months ended March 31, 2025, we had $(0.8) million of net unrealized depreciation on investments. The net unrealized depreciation resulted from unrealized depreciation on NVTN LLC of $1.1 million, Black Angus Steakhouses, LLC for $1.0 million, and NSG Captive Inc. for $0.8 million, offset by the reversal of the unrealized loss on Point.360 for $2.1 million.

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2026 the Company recorded a change in provision for deferred taxes of $(166,015) and $(589,444), respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2026, we recorded a net increase in net assets resulting from operations of $1.1 million compared to a net decrease in net assets resulting from operations of $(0.9) million for the three months ended March 31, 2025. Based on 1,972,943 and 2,019,778 weighted average common shares outstanding for the three months ended March 31, 2026 and 2025, respectively, our per share net increase (decrease) in net assets resulting from operations was $0.57 for the three months ended March 31, 2026 and $(0.44) for the three months ended March 31, 2025.

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

As of March 31, 2026 and September 30, 2025, we had $3.1 million and $7.3 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 787,425 shares of common stock through March 31, 2026, or 28.9% of shares outstanding as of the program’s inception, with a total cost of $32.2 million. The total remaining amount authorized under the expanded share repurchase program at March 31, 2026 was approximately $2.8 million.

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

On April 17, 2025 (the “Third Amendment Effective Date”), in order to extend the term and increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the Third Amendment Effective Date (the “Third Amendment”). The Third Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $100.0 million (with potential access to up to an additional $50,000,000 pursuant to an uncommitted accordion provision) and appointed BankUnited, N.A. to assume all agency and syndication responsibilities from the prior agent and lenders. Outstanding loans under the terms of the Amendment bear a monthly interest rate ranging from ABR + 1.35% to ABR + 1.75% for any alternative base rate loans and from Term SOFR + 2.35% to Term SOFR + 2.75% for any term benchmark loans based on the total debt to tangible net worth ratio. The Amendment also extended the term of the credit facility to April 17, 2030, five years from the Effective Date. Other material terms remain substantially unchanged. As of March 31, 2026, there was $90.0 million of outstanding borrowings by the Company under the Credit Facility. As of March 31, 2026, the Company was in compliance in all respects with the terms of the Credit Facility

Unsecured Notes

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2026 and September 30, 2025, we had commitments under loan and financing agreements to fund up to $3.4 million to six portfolio companies and $5.5 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2026 and September 30, 2025 is shown in the table below (dollars in thousands):

	March 31, 2026	September 30, 2025
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$3	$85
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	85	1,521
PREIT Associates - Revolver	61	61
PSB Group, LLC - Revolver	472	472
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	1,029
Tamarix Capital Partners II, L.P. - Fund Investment	865	865
WHI Global, LLC - Revolver	916	1,484
Total unfunded commitments	$3,431	$5,517

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at March 31, 2026 (dollars in thousands):

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
Revolving Credit Facility	$-	$-	$-	$-	$(89,991,619)	$-	$(89,991,619)
2028 Notes	-	-	(57,500,000)	-	-	-	(57,500,000)
Operating Lease Obligation (1)	(239,400)	(327,695)	(337,525)	(347,651)	(358,081)	(1,817,021)	(3,427,373)
Total contractual obligations	$(239,400)	$(327,695)	$(57,837,525)	$(347,651)	$(90,349,700)	$(1,817,021)	$(150,918,992)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 5, 2025, as well as any time on or after the 84th month anniversary of September 5, 2025.

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

The Company did not declare any distribution payments during the six months ended March 31, 2026. On February 6, 2025, the Board of Directors declared a special dividend of $1.43 per share. This dividend was paid on February 19, 2025 to stockholders of record as of February 17, 2025.

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

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their assets. During the three and six months ended March 31, 2026, the Company recognized $0.2 million and $0.3 million of income, respectively, related to these contracts. During the three and six months ended March 31, 2025, the Company recognized $0.2 million and $0.3 million of income, respectively, related to these contracts.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2026, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended March 31, 2026 and the year ended September 30, 2025, we did not engage in hedging activities.

As of March 31, 2026, 60.3% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount.

The composition of our floating rate debt investments by cash interest rate floor as of March 31, 2026 was as follows (dollars in thousands):

	March 31, 2026
SOFR and LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$8,229	7.4%
1% to under 2%	44,535	39.8
2% to under 3%	3,213	2.9
3% to under 4%	23,310	20.8
4% to under 5%	10,449	9.3
No Floor	22,101	19.8
Total	$111,837	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 12, 2025, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below (which are being re-disclosed in this report in light of the board of directors’ recent approval of the reduced minimum asset coverage ratio), there have been no material changes during the six months ended March 31, 2026 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Because we have received the approval of our board of directors, we will be subject to 150% Asset Coverage beginning on May 4, 2027.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets), unless a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the board of directors approves reducing such coverage ratio to 150%, if certain requirements are met.

On May 4, 2026, our board of directors approved the application of the reduced asset coverage ratio to us. As a result, we may increase our leverage up to an amount that meets the reduced minimum asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) beginning on May 4, 2027. We would not necessarily avail ourselves of the added leverage unless additional borrowings are available to us and we are able to amend our Credit Facility to permit additional leverage, which may not be practicable. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you experience increased risks of investing in our securities. If the value of our assets increases, then any additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, any additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors - Risks Related to Our Business - Because we finance our investments with borrowed funds, we are exposed to risks typically associated with leverage, potentially magnifying the risk of investing in us” in our annual report on Form 10-K.

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

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks and other financial institutions, which we collectively refer to as “senior securities”, only in amounts such that our asset coverage ratio equals at least 200% (or 150%) after each issuance of senior securities.

For a discussion of the terms of the Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in our annual report on Form 10-K.

As of March 31, 2026, the Company’s asset coverage was 204.3% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement presently applicable to the Company under the 1940 Act.

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

As of March 31, 2026, there was $147.5 million of outstanding borrowings. The weighted average interest rate charged on our borrowings as of March 31, 2026 was 5.9% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under the Credit Facility or any other credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

Dated: May 5, 2026

PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)