Form 10-Q
period 2026-06-30
PhenixFIN Corp
filed 2026-08-05
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The Registrant had 1,931,273 shares of common stock, $0.001 par value, outstanding as of August 5, 2026.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	June 30, 2026 (Unaudited)	September 30, 2025
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $133,498,823 and $139,342,491, respectively)	$136,419,212	$145,280,169
Affiliated investments (amortized cost of $38,802,355 and $35,390,223, respectively)	36,682,577	35,381,405
Controlled investments (amortized cost of $155,112,950 and $149,656,451, respectively)	128,535,521	121,610,914
Total Investments at fair value	301,637,310	302,272,488
Cash and cash equivalents	2,178,083	7,289,371
Receivables:
Interest receivable	1,421,515	1,203,404
Other receivable	—	44,971
Dividends receivable	61,200	42,950
Other assets	2,389,994	2,746,775
Deferred tax asset, net	670,560	1,234,847
Deferred financing costs	1,185,184	1,384,767
Due from Affiliate	258,310	572,331
Prepaid share repurchase	84,797	96,342
Receivable for investments sold	—	21,549
Total Assets	$309,886,953	$316,909,795

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $781,263 and $1,141,393, respectively)	$146,710,356	$148,011,724
Accounts payable and accrued expenses	1,427,432	4,226,889
Other liabilities	2,463,039	2,439,405
Interest and fees payable	1,121,388	1,187,574
Taxes payable	77,509	137,538
Due to Affiliate	126,936	132,365
Administrator expenses payable (see Note 6)	97,386	—
Total Liabilities	152,024,046	156,135,495

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 1,932,473 and 2,003,769 common shares outstanding, respectively	1,932	2,004
Capital in excess of par value	701,284,360	704,640,648
Total distributable earnings (loss)	(543,423,385)	(543,868,352)
Total Net Assets	157,862,907	160,774,300
Total Liabilities and Net Assets	$309,886,953	$316,909,795

Net Asset Value Per Common Share	$81.69	$80.24

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,437,421	$3,758,928	$7,237,718	$9,708,993
Payment in-kind	349,010	213,590	627,201	832,055
Affiliated investments:		-
Cash	582,491		1,884,957	-
Payment in-kind	314,673	-	764,594	-
Controlled investments:		-
Cash	671,985	607,929	1,843,148	1,822,914
Total interest income	4,355,580	4,580,447	12,357,618	12,363,962
Dividend income
Non-controlled, non-affiliated investments	420,369	247,322	1,644,616	1,221,852
Affiliated investments	-	-	268,540	254,231
Controlled investments	1,391,618	617,056	3,298,977	3,597,022
Total dividend income	1,811,987	864,378	5,212,133	5,073,105
Interest from cash and cash equivalents	28,038	27,804	132,275	132,557
Fee income (see Note 9)	255,318	684,330	607,525	822,841
Total Investment Income	6,450,923	6,156,959	18,309,551	18,392,465

Expenses:
Interest and financing expenses	2,319,759	2,660,472	7,060,672	7,785,246
Salaries and benefits	1,078,675	1,237,767	3,064,684	3,451,438
Professional fees, net	285,347	304,540	1,085,619	1,300,518
General and administrative expenses	355,438	398,494	1,078,416	928,026
Directors fees	152,500	204,000	525,928	612,000
Administrator expenses (see Note 6)	109,123	106,740	320,407	303,924
Insurance expenses	74,812	87,460	224,436	262,379
Total expenses	4,375,654	4,999,473	13,360,162	14,643,531
Net Investment Income	2,075,269	1,157,486	4,949,389	3,748,934

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	411,093	(1,665,458)	(17,385)	(1,561,801)
Affiliated investments	(334)	(10,320,353)	3,162	(10,320,353)
Controlled investments	-	-	-	-
Total net realized gains (losses)	410,759	(11,985,811)	(14,223)	(11,882,154)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,124,905	(18,517)	(3,017,289)	1,973,193
Affiliated investments	(1,067,771)	8,379,055	(2,110,960)	7,397,502
Controlled investments	1,767,513	914,813	1,468,108	(892,789)
Total net change in unrealized gains (losses)	1,824,647	9,275,351	(3,660,141)	8,477,906
Deferred tax benefit (expense)	(86,737)	55,511	(676,181)	(274,125)
Loss on Extinguishment of Debt (see Note 5)	-	-	(12,314)	-
Total realized and unrealized gains (losses)	2,148,669	(2,654,949)	(4,362,859)	(3,678,373)

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,223,938	$(1,497,463)	$586,530	$70,561

Weighted average basic and diluted earnings per common share	$2.19	$(0.74)	$0.30	$0.03
Weighted average common shares outstanding - basic and diluted (see Note 11)	1,932,597	2,017,330	1,969,108	2,018,962

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at March 31, 2025	2,019,778	$2,020	$704,909,588	$(545,924,094)	$158,987,514
OPERATIONS
Net investment income (loss)	-	-	-	1,157,486	1,157,486
Net realized gains (losses) on investments	-	-	-	(11,985,811)	(11,985,811)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	9,275,351	9,275,351
Deferred tax benefit (expense)	-	-	-	55,511	55,511
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	-	-
Repurchase of common shares	(15,909)	(16)	(795,916)	-	(795,932)
Total Increase (Decrease) in Net Assets	(15,909)	(16)	(795,916)	(1,497,463)	(2,293,395)

Balance at June 30, 2025	2,003,869	$2,004	$704,113,672	$(547,421,557)	$156,694,119

Balance at March 31, 2026	1,933,238	$1,933	$701,315,531	$(547,505,760)	$153,811,704
OPERATIONS
Net investment income (loss)	-	-	-	2,075,269	2,075,269
Net realized gains (losses) on investments	-	-	-	410,759	410,759
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,824,647	1,824,647
Deferred tax benefit (expense)	-	-	-	(86,737)	(86,737)
Loss on Extinguishment of Debt (see Note 5)	-	-	-	-	-
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(141,563)	(141,563)
Repurchase of common shares	(765)	(1)	(31,171)	-	(31,172)
Total Increase (Decrease) in Net Assets	(765)	(1)	(31,171)	4,082,375	4,051,203

Balance at June 30, 2026	1,932,473	$1,932	$701,284,360	$(543,423,385)	$157,862,907

Balance at September 30, 2024	2,019,778	$2,020	$704,909,588	$(544,603,835)	$160,307,773
OPERATIONS
Net investment income (loss)	-	-	-	3,748,934	3,748,934
Net realized gains (losses) on investments	-	-	-	(11,882,154)	(11,882,154)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	8,477,906	8,477,906
Deferred tax benefit (expense)				(274,125)	(274,125)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,888,283)	(2,888,283)
Repurchase of common shares	(15,909)	(16)	(795,916)	-	(795,932)
Total Increase (Decrease) in Net Assets	(15,909)	(16)	(795,916)	(2,817,722)	(3,613,654)

Balance at June 30, 2025	2,003,869	2,004	704,113,672	(547,421,557)	156,694,119

Balance at September 30, 2025	2,003,769	$2,004	$704,640,648	$(543,868,352)	$160,774,300
OPERATIONS
Net investment income (loss)	-	-	-	4,949,389	4,949,389
Net realized gains (losses) on investments	-	-	-	(14,223)	(14,223)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(3,660,141)	(3,660,141)
Deferred tax benefit (expense)	-	-	-	(676,181)	(676,181)
Loss on Extinguishment of Debt (see Note 5)	-	-	-	(12,314)	(12,314)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(141,563)	(141,563)
Repurchase of common shares	(71,296)	(72)	(3,356,288)	-	(3,356,360)
Total Increase (Decrease) in Net Assets	(71,296)	(72)	(3,356,288)	444,967	(2,911,393)

Balance at June 30, 2026	1,932,473	$1,932	$701,284,360	$(543,423,385)	$157,862,907

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$586,530	$70,561
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	47,888,979	90,769,387
Purchases, originations and participations	(48,665,051)	(159,511,135)
Investment increases due to payment-in-kind interest	(1,391,795)	(832,055)
Net amortization of premium (discount) on investments	(871,319)	(353,418)
Amortization of debt issuance cost	249,455	276,330
Amortization of deferred financing cost	229,583	482,673
Net realized (gains) losses from investments	14,223	11,882,154
Net unrealized (gains) losses on investments	3,660,141	(8,477,906)
Loss on extinguishment of debt	12,314	-
(Increase) decrease in operating assets:
Interest receivable	(218,111)	177,952
Other receivable	44,971	49,198
Dividends receivable	(18,250)	23,468
Due from affiliate	314,021	(1,011,099)
Other assets	356,781	768,168
Prepaid share repurchase	11,545	-
Receivable for investments sold	21,549	2,920,330
Provision for deferred taxes on unrealized appreciation/(depreciation) on investments	564,287	274,125
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,799,457)	(2,269,332)
Interest and fees payable	(66,186)	444,981
Other liabilities	23,634	(103,320)
Due to Affiliate	(5,429)	64,217
Taxes payable	(60,029)	-
Administrator expenses payable	97,386	-
Net cash provided by (used in) operating activities	(20,228)	(64,354,721)
Cash Flows from Financing Activities:
Debt issuance	-	36,918,666
Paydowns on debt	(1,563,137)	(28,000,000)
Deferred financing costs	(30,000)	(1,180,770)
Distributions paid to shareholders	(141,563)	(2,888,283)
Repurchase of common shares	(3,356,360)	(795,932)
Net cash provided by (used in) financing activities	(5,091,060)	4,053,681
Net increase (decrease) in cash and cash equivalents	(5,111,288)	(60,301,040)
Cash and cash equivalents, beginning of period	7,289,371	67,571,559
Cash and cash equivalents, end of period	$2,178,083	$7,270,519

Supplemental information:
Interest paid during the period	$6,628,749	$6,418,876
Non-cash purchase of investments	$-	$12,665,596
Non-cash sale of investments	$-	$12,665,596

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Adamas Trust, Inc.(11)	Real Estate	Equity - 44,490 Class E Preferred Units(13)(24)		44,490	$1,103,267	$1,125,597	0.71%
		Equity - 17,243 Class F Preferred Units(13)(18)		17,243	375,635	419,350	0.27%
				61,733	1,478,902	1,544,947	0.98%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 6.50%)(14)(19)(20)(24)	4/30/2030	7,999,115	8,923,358	8,359,075	5.30%
		Equity - 547,179 Units(13)(21)		547,179	3,327,903	4,103,843	2.60%
		Warrants(13)(21)	4/2/2029	111,343	647,105	44,537	0.03%
		Warrants(13)(21)	4/30/2032	111,343	622,110	31,176	0.02%
				8,768,980	13,520,476	12,538,631	7.95%

Arora Engineers, LLC	Construction & Building	First Lien Term Loan (SOFR + 7.00%, 3.00% Floor)(23)	12/30/2030	9,628,125	9,449,978	9,387,422	5.95%
Arora Holdings, LLC		Warrants - 444,382 Units(21)		444,382	870,125	802,585	0.51%
Jacmel Arora, LLC		Equity - 3,150,000 Preferred Units(21)		3,377,999	2,185,375	2,436,382	1.54%
				13,540,506	12,505,478	12,626,389	8.00%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		437,795	4,324,211	4,771,966	3.02%
				437,795	4,324,211	4,771,966	3.02%

Innovate Corp.(11)	Construction & Building	10.50% Senior Secured Notes(14)(29)	2/1/2027	4,797,426	4,262,089	4,209,741	2.67%
				4,797,426	4,262,089	4,209,741	2.67%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 180,000 Common Units(13)		180,000	1,411,789	1,422,000	0.90%
				180,000	1,411,789	1,422,000	0.90%

JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	14,000,000	8.87%
				10,000,000	10,000,000	14,000,000	8.87%

Lucky Bucks, LLC (dba Arc Gaming & Technologies LLC)	Consumer Discretionary	Priority Second Out Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2029	2,368,157	2,223,630	1,373,531	0.87%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2028	1,650,120	1,547,132	1,584,115	1.00%
LB NewHoldCo, LLC		Equity - 230,739 Membership Units(21)		230,739	449,393	-	0.00%
				4,249,016	4,220,155	2,957,646	1.87%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
MFA Financial, Inc.(11)	Real Estate	Equity - 39,493 Class C Preferred Units(13)(24)		39,493	$971,472	$889,382	0.56%
		Equity - 110,000 Common Units(13)		110,000	1,036,510	1,065,900	0.68%
				149,493	2,007,982	1,955,282	1.24%

Monitronics International, LLC	Services: Business	Senior Secured First Lien Term Loan (SOFR + CSA + 7.50%, 3.00% Floor)(14)(20)(24)	6/30/2028	1,987,392	1,987,392	1,977,455	1.25%
				1,987,392	1,987,392	1,977,455	1.25%

Onity Group Inc.(11)	Real Estate	Equity - 200,000 Preferred Units(16)		200,000	3,925,000	4,016,000	2.54%
		Equity - 35,000 Common Units(13)		35,000	1,348,947	1,391,250	0.88%
				235,000	5,273,947	5,407,250	3.42%

PHH Mortgage Corp.	Real Estate	9.875% Senior Secured Note(14)	11/1/2029	4,000,000	3,816,800	3,905,000	2.47%
				4,000,000	3,816,800	3,905,000	2.47%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.50%, 0.50% Floor)(14)(20)(24)	1/26/2029	9,627,792	8,441,255	8,893,673	5.63%
				9,627,792	8,441,255	8,893,673	5.63%

PREIT Associates	Real Estate	Senior Secured First Lien Term Loan (SOFR + 7.00%)(14)(23)	4/1/2029	34,959	34,260	35,440	0.02%
		Senior Secured Revolving Note (SOFR + 5.50%)(8)(23)	12/31/2028	97,606	96,753	95,161	0.06%
				132,565	131,013	130,601	0.08%

PSB Group, LLC	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(23)	4/17/2030	8,529,909	8,492,029	8,529,909	5.40%
		Senior Secured First Lien Revolver (SOFR + 6.50%, 1.00% Floor)(8)(12)(23)	4/17/2030	-	-	-	0.00%
				8,529,909	8,492,029	8,529,909	5.40%

Redwood Trust Inc.(11)	Real Estate	Equity - 185,000 Common Units(13)		310,000	1,789,262	1,469,400	0.93%
				310,000	1,789,262	1,469,400	0.93%

Revolt Media and TV, LLC	Media: Broadcasting & Subscription	Senior Secured First Out Term Loan (SOFR + CSA + 7.25%, 3.00% Floor)(20)(23)	7/31/2029	7,750,000	7,440,913	7,440,000	4.71%
				7,750,000	7,440,913	7,440,000	4.71%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Spotter Inc.	High Tech Industries	Equity - Series E-1 Preferred Stock(21)		51,786	750,005	776,272	0.49%
		Equity - Series E-2-D Preferred Stock(21)		414,293	5,999,998	5,849,817	3.71%
				466,079	6,750,003	6,626,089	4.20%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + 5.75%, 1.00% Floor)(23)	12/20/2029	13,367,857	13,311,882	13,367,857	8.47%
		Senior Secured First Lien Revolver (SOFR + 5.75%, 1.00% Floor)(8)(12)(23)	12/20/2029	400,000	400,000	400,000	0.25%
				13,767,857	13,711,882	13,767,857	8.72%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	317,967	0.20%
				358,867	345,491	317,967	0.20%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(22)		N/A	2,138,134	2,412,444	1.53%
				-	2,138,134	2,412,444	1.53%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,025,000	2,012,049	1,984,500	1.26%
				2,025,000	2,012,049	1,984,500	1.26%

WHI Global, LLC	Aerospace & Defense	Senior Secured Revolving Note(SOFR + CSA + 8.75%, 3.00% Floor)(8)(12)(20)(23)	4/17/2029	1,925,973	1,911,532	1,912,492	1.21%
		Senior Secured First Lien Term Loan(SOFR + CSA + 8.75%, 3.00% Floor)(20)(23)	4/17/2029	12,276,600	12,183,291	12,190,662	7.73%
		Equity - 350 Common Shares(21)		350	700,000	885,430	0.56%
				14,202,923	14,794,823	14,988,584	9.50%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
XYZ Roofco, LLC (dba SMC Roofing Solutions LLC)	Services: Consumer	First Out Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	599,473	605,093	578,492	0.37%
		First Out Delayed Draw Term Loan (SOFR + 3.50%, 2.00% Floor)(24)	10/16/2028	30,950	31,933	29,867	0.02%
		Last Out Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	1,863,568	1,865,640	1,798,343	1.14%
		Last Out Delayed Draw Term Loan (SOFR + 6.25% + 2.75% First Out Skim, 2.00% Floor)(24)	10/16/2028	140,082	140,082	135,179	0.09%
				2,634,073	2,642,748	2,541,881	1.62%

Subtotal Non-Controlled/Non-Affiliated Investments				108,122,406	$133,498,823	$136,419,212	86.42%
Affiliated Investments:(6)
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Services: Consumer	Senior Secured First Lien Term Loan (10.00% + 4.00% PIK)	3/7/2030	8,950,485	8,811,064	8,245,634	5.22%
		Senior Secured Delayed Draw Term Loan (14.00%)(8)(23)	8/29/2029	225,000	225,132	221,625	0.14%
Fairlong RFV Holdings LLC		Equity - 3,375,000 Units(21)		3,375,000	3,375,000	2,398,889	1.52%
		Preferred Equity - 110,440 Units(21)		110,440	99,396	99,396	0.06%
				12,660,925	12,510,592	10,965,544	6.94%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units(17)		625,548	10,008,289	12,956,608	8.22%
				625,548	10,008,289	12,956,608	8.22%

MB Precision Investment Holdings LLC	Aerospace & Defense	Senior Secured First Lien Term Loan(SOFR + CSA + 8.00%, 4.00% Floor)(19)(20)(24)	10/1/2028	6,757,183	6,673,243	6,123,697	3.88%
		Senior Secured Delayed Draw Term Loan(SOFR + CSA + 10.00%, 4.00% Floor)(8)(19)(20)(24)	10/1/2028	2,847,566	2,779,299	2,641,118	1.67%
		Senior Secured First Lien Revolver(SOFR + CSA + 8.00%, 4.00% Floor)(8)(12)(19)(20)(24)	10/1/2028	2,193,797	2,179,823	1,988,129	1.26%
		Equity - Class E Preferred Units(19)(21)		4,751,435	3,823,700	2,007,481	1.27%
		Warrants - 2.28% of Outstanding Equity(21)		3,380,282	827,409	-	0.00%
				19,930,263	16,283,474	12,760,425	8.08%

Subtotal Affiliated Investments				33,216,736	$38,802,355	$36,682,577	23.24%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2026

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	$4,257,002	$7,560,000	4.79%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	6,997,012	6,997,012	6,997,012	4.43%
				90,997,012	11,254,014	14,557,012	9.22%

FlexFIN, LLC	Services: Business	Equity Interest		35,308,760	34,562,960	35,308,760	22.37%
				35,308,760	34,562,960	35,308,760	22.37%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(9)(21)		100,000	55,729,376	58,515,918	37.06%
				100,000	55,729,376	58,515,918	37.06%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan D (SOFR + 7.00%, 2.00% Floor)(24)	12/31/2029	9,850,000	9,979,539	9,850,000	6.24%
		Senior Secured First Lien Term Loan B (AFR)(26)	12/31/2029	17,552,420	13,916,082	9,653,831	6.12%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)(24)	12/31/2029	11,506,159	7,570,055	-	0.00%
		Senior Secured Revolving Note (SOFR + 7.00%, 2.00% Floor)(24)	12/31/2029	650,000	650,000	650,000	0.41%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				39,559,579	53,566,600	20,153,831	12.77%

Subtotal Control Investments				165,965,351	$155,112,950	$128,535,521	81.42%

	Total Investments, June 30, 2026			307,304,493	$327,414,128	$301,637,310	191.08%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2026

(Unaudited)

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(25,776,818).
The tax cost basis of investments is $327,414,128 as of June 30, 2026.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $157,862,907 as of June 30, 2026.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of June 30, 2026 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns approximately 86.7% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of June 30, 2026.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in whole, or in part. As of June 30, 2026, non-qualifying assets represented 10.6% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitments as of June 30, 2026, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2026 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2026 (see Note 4).
(15)	Not in use.
(16)	The interest rate on this preferred equity is 7.875%.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(20)	Credit Spread Adjustment (“CSA”).
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(25)	Not in use.
(26)	The interest rate on these securities is subject to the quarterly Applicable Federal Rate, (“AFR”), which as of June 30, 2026 was 3.79%.

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
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $160,774,300 as of September 30, 2025.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% of outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2025 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	NSG Captive, Inc. owns 80% of National Security Group Holdings Inc.
(10)	The investment was on non-accrual status as of September 30, 2025.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act, in whole, or in part. As of September 30, 2025, non-qualifying assets represented 14.70% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitments as of September 30, 2025, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2025 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and shifted to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The investment is held through PhenixFIN Investment Holdings FST, LLC.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.130% spread on 10/15/2026.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to a rate equal to the five-year US Treasury Rate plus a 6.278% spread on 4/15/2028
(20)	Credit Spread Adjustment (“CSA”).
(21)	Non-income producing security.
(22)	The investment is valued using NAV as a practical expedient.
(23)	The interest rate on these securities is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(24)	The interest rate on these securities is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(25)	The interest rate on these securities is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(26)	The interest rate on these securities is subject to the monthly Applicable Federal Rate, which as of September 30, 2025 was 3.93%.
(27)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies.”
(28)	The interest rate on this preferred equity is 7.875%.
(29)	On November 1, 2025, the maturity date of this investment was extended to 11/1/2026

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2026 and September 30, 2025, we had $2.2 million and $7.3 million in cash and cash equivalents, respectively, none of which is restricted.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2026, the Company earned approximately $0.7 million and $1.4 million in PIK interest, respectively. For the three and nine months ended June 30, 2025, the Company earned approximately $0.2 million and $0.8 million in PIK interest, respectively.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned. For the three and nine months ended June 30, 2026, fee income was approximately $0.3 million and approximately $0.6 million, respectively (see Note 9). For the three and nine months ended June 30, 2025, fee income was approximately $0.7 million and approximately $0.8 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment using the specific identification method, without regard to unrealized gains or losses previously recognized. No realized gains or losses relating to restructuring transactions occurred during the three and nine months ended June 30, 2026. The Company recognized a realized gain related to restructuring transactions of $0.0 million and $0.3 million for the three and nine months ended June 30, 2025, respectively. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2026, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

As of June 30, 2026

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

As of June 30, 2026

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

As of June 30, 2026

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at June 30, 2026 and September 30, 2025. On December 13, 2024, the Company identified that it did not distribute at least 90% of its investment company taxable income for the tax year ended September 30, 2023. The Company filed Form 8927 on December 16, 2024 notifying the IRS.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2026 and September 30, 2025, the Company recorded a net deferred tax asset of $670,560 and $1,234,847 respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on the Consolidated Statements of Operations. For the three and nine months ended June 30, 2026, the Company recorded a change in provision for deferred taxes of $(86,737) and $(676,181) respectively, on the unrealized (appreciation)/depreciation on investments. For the three and nine months ended June 30, 2025, the Company recorded a change in provision for deferred taxes of $55,511 and $(274,125) respectively, on the unrealized (appreciation)/depreciation on investments.

As of June 30, 2026 and September 30, 2025, the Company had a deferred tax asset of $13.1 million and $14.4 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of June 30, 2026 and September 30, 2025, the Company has booked a valuation allowance of $12.5 million and $13.2 million, respectively, against its deferred tax asset.

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

As of June 30, 2026

(Unaudited)

Note 2. Significant Accounting Policies (continued)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2026. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior four fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 3. Investments

The composition of our investments as of June 30, 2026 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$133,882	40.8%	$119,447	39.6%
Senior Secured Notes	15,076	4.6	15,112	5.0
Fund Investment	2,138	0.7	2,412	0.8
Equity/Warrants	176,318	53.9	164,666	54.6
Total Investments	$327,414	100.0%	$301,637	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2026 and September 30, 2025, the total fair value of warrants was $878.3 thousand and $815.5 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended June 30, 2026, the Company acquired warrants in zero and one existing portfolio company, respectively. During the three and nine months ended June 30, 2025, the Company acquired warrants in zero and one existing portfolio company, respectively.

Total change in unrealized appreciation/(depreciation) related to warrants for the three and nine months ended June 30, 2026 was $(18.2) thousand and $(807.4) thousand, respectively, and was recorded on the Consolidated Statements of Operations as net change in unrealized appreciation/(depreciation) on investments. Total change in unrealized appreciation/(depreciation) related to warrants for the three and nine months ended June 30, 2025 was $434.7 thousand and $(59.0) thousand, respectively, and was recorded on the Consolidated Statements of Operations as net change in unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2026 (dollars in thousands):

	Fair Value	Percentage
Insurance	$58,515	19.4%
Services: Business	50,143	16.6
Services: Consumer	35,805	11.9
Real Estate	35,163	11.7
Construction & Building	30,836	10.2
Aerospace & Defense	27,749	9.2
Hotel, Gaming & Leisure	20,154	6.7
High Tech Industries	19,583	6.5
Media: Broadcasting & Subscription	9,425	3.1
Automotive	8,894	2.9
Consumer Discretionary	2,958	1.0
Banking	2,412	0.8
Total	$301,637	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

The following table shows the portfolio composition by geographic location at fair value at June 30, 2026 (dollars in thousands):

	Fair Value	Percentage
Southeast	$114,342	37.8%
Northeast	108,442	36.0
West	35,609	11.8
Southwest	18,951	6.3
International	12,539	4.2
Midwest	11,436	3.8
Mid-Atlantic	318	0.1
	$301,637	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2025 (dollars in thousands):

	Fair Value	Percentage
Northeast	$114,610	37.9%
Southeast	106,037	35.1
West	31,549	10.4
Midwest	19,272	6.4
Southwest	15,645	5.2
International	14,845	4.9
Mid-Atlantic	314	0.1
Total	$302,272	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2026 and 2025 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2025	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliated	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2026	Earned Income	Fee/Other Income
Affiliated Investments
Advocates for Disabled Vets, LLC (dba Reps for Vets)	Senior Secured First Lien Term Loan	$8,798,513	$38,896	$-	$(593,472)	$1,696	$8,245,633	$857,174	$-
	Equity	3,359,511	-	-	(960,622)	-	2,398,889	-	-
	Senior Secured Delayed Draw Term Loan	-	225,132	-	(3,507)	-	221,625	5,437	-
	Preferred Equity	-	99,396	-	-	-	99,396	-	-

FST Holdings Parent, LLC	Equity	10,960,741	-	-	1,995,867	-	12,956,608	268,540	-
MB Precision Investment Holdings LLC	Senior Secured First Lien Term Loan	6,398,561	(24,450)	-	(251,879)	1,466	6,123,698	660,589	-
	Senior Secured Delayed Draw Term Loan	490,306	2,310,678	-	(159,866)	-	2,641,118	204,934	-
	Senior Secured First Lien Revolver	1,975,347	102,775	-	(89,993)	-	1,988,129	264,874	-
	Preferred Equity	2,725,408	656,543	-	(1,374,470)	-	2,007,481	656,543	-
	Warrants	673,018	-	-	(673,018)	-	-	-	-
Total Affiliated Investments		$35,381,405	$3,408,970	$-	$(2,110,960)	$3,162	$36,682,577	$2,918,091	$-

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2025	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2026	Earned Income	Fee/Other Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$6,997,012	$-	$-	$-	$-	$6,997,012	$480,427	$-
	Equity	6,636,000	-	-	924,000	-	7,560,000	-	118,787
FlexFIN, LLC	Equity Interest	37,180,761	(2,617,801)	-	745,800	-	35,308,760	3,298,977	-
NSG Captive, Inc.	Equity	48,469,540	6,474,300	-	3,572,078	-	58,515,918	-	375,000
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	8,900,000	950,000	-	-	-	9,850,000	837,394	-
	Senior Secured First Lien Term Loan B	13,427,601	-	-	(3,773,770)	-	9,653,831	495,203	-
	Senior Secured Revolving Note	-	650,000	-	-	-	650,000	30,124	-
Total Controlled Investments		$121,610,914	$5,456,499	$-	$1,468,108	$-	$128,535,521	$5,142,125	$493,787

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2025	Earned Income	Fee/Other Income
Affiliated Investments
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	$751,207	$(243,889)	$-	$124,542	$(631,860)	$-	$-	$-
	Senior Secured First Lien Term Loan	-	-	-	7,767,533	(7,767,533)	-	-	-
	Senior Secured First Lien Super Priority DDTL	1,647,776	-	-	273,184	(1,920,960)	-	-	-
FST Holdings Parent, LLC	Equity	12,351,802	8,289	-	(767,757)	-	11,592,334	254,231	-
Total Affiliated Investments		$14,750,785	$(235,600)	$-	$7,397,502	$(10,320,353)	$11,592,334	$254,231	$-

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2024	Purchases/(Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2025	Earned Income	Fee/Other Income
Controlled Investments
ECC Capital Corp.	Senior Secured First Lien Term Loan	$7,422,012	$-	$-	$-	$-	$7,422,012	$538,943	$-
	Equity	4,872,000	-	-	1,596,000	-	6,468,000	-	161,611
FlexFIN, LLC	Equity Interest	36,683,045	(438,043)	-	-	-	36,245,002	3,597,022	-
NSG Captive, Inc.	Equity	101,000	49,154,076	-	(826,575)	-	48,428,501	-	391,271
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	5,500,000	4,700,000	-	-	-	10,200,000	575,494	-
	Senior Secured First Lien Term Loan B	16,353,590	-	-	(1,662,214)	-	14,691,376	708,477	-
Total Controlled Investments		$70,931,647	$53,416,033	$-	$(892,789)	$-	$123,454,891	$5,419,936	$552,882

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 3. Investments (continued)

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the quarter in which an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025.

Unconsolidated Significant Subsidiaries

We must determine which, if any, of our unconsolidated controlled portfolio companies is a “significant subsidiary” within the meaning of Regulation S-X. We have evaluated and determined that, as of June 30, 2026, three portfolio companies, FlexFIN LLC, NVTN LLC, and NSG Captive Inc., triggered at least one of the significance tests, and as of June 30, 2025, one portfolio company, FlexFIN LLC, triggered at least one of the significance tests. Below is certain selected key financial data from FlexFIN LLC’s, NVTN LLC’s, and NSG Captive Inc.’s income statements for the periods in which our investment exceeded the threshold for at least one of the tests (dollars in thousands):

Income Statement	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Nine Months Ended June 30, 2026	For the Nine Months Ended June 30, 2025
Total Income	$33,624	$1,245	$87,328	$4,837
Total Expenses	30,223	500	81,861	1,399
Net Income	$3,401	$745	$5,467	$3,438

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2026 (dollars in thousands):

	Fair Value Hierarchy as of June 30, 2026
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$21,250	$98,197	$119,447
Senior Secured Notes	-	8,115	6,997	15,112
Equity/Warrants	24,295	-	140,371	164,666
Total	$24,295	$29,365	$245,565	$299,225
Investments measured at net asset value(1)				2,412
Total Investments, at fair value				$301,637

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2026 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2025	$88,981	$6,997	$128,209	$224,187
Purchases and other adjustments to cost	26,302	-	15,592	41,894
Sales (including repayments or maturities)	(11,143)	-	(7,174)	(18,317)
Net realized gains/(losses) from investments	19	-	679	698
Net unrealized gains/(losses)	(5,962)	-	3,065	(2,897)
Transfer in/(out)	-	-	-	-
Balance as of June 30, 2026	$98,197	$6,997	$140,371	$245,565

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

Net change in unrealized gain (loss) for the nine months ended June 30, 2026 and 2025 included in earnings related to Level 3 investments still held as of June 30, 2026 and 2025 was approximately $(2.0) million and $ (4.6) million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 4. Fair Value Measurements (continued)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2026 and June 30, 2025, zero and two investments were transferred out of Level 3, respectively.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2026 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$79,635	Income Approach	Market Yield	5.0% - 19.2% (12.3%)	Decrease
Senior Secured First Lien Term Loans	11,027	Market Approach	EBITDA Multiple	3.1x - 5.5x (3.6x)	Increase
Senior Secured First Lien Term Loans	7,535	Recent Transaction	Purchase Price	N/A	N/A
Senior Secured Notes	6,997	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	58,416	Market Approach	Price/TBV Multiple	1.1x -2x (1.7x)	Increase
Equity/Warrants	35,309	Cost Approach	Replacement Cost	N/A	N/A
Equity/Warrants	32,665	Market Approach	EBITDA Multiple	3.1x - 11.0x (8.8x)	Increase
Equity/Warrants	7,255	Income Approach	Market Yield	7.5% - 16.5% (12.3%)	Decrease
Equity/Warrants	6,626	Market Approach	Revenue Multiple	3.3x - 4.3x (3.8x)	Increase
Equity/Warrants	100	Cost Approach	Collateral Value	N/A	N/A
Total	$245,565

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

As of June 30, 2026

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

As of June 30, 2026 and September 30, 2025, the Company’s asset coverage was 207.0% and 207.8%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2026 and September 30, 2025 were as follows (dollars in thousands):

	June 30, 2026				September 30, 2025
	Aggregate Principal Available(1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available(1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,718	$55,200	$57,500	$57,500	$56,477	$55,154
2028 Promissory Note	-	-	-	-	1,661	1,661	1,543	1,594
Revolving Credit Facility	10,008	89,992	89,992	89,992	10,008	89,992	89,992	89,992
Total debt	$67,508	$147,492	$146,710	$145,192	$69,169	$149,153	$148,012	$146,740

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

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

As of June 30, 2026

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

As of June 30, 2026 and September 30, 2025, there was $90.0 million and $90.0 million outstanding, respectively, under the Credit Facility.

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

As of June 30, 2026

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

On December 8, 2025, the Company redeemed in aggregate its principal amount of the issued and outstanding 2028 Promissory Note, comprising the issued and outstanding 2028 Promissory Note, at a price equal to the closing market price of the 2028 Notes on December 5, 2025, plus accrued and unpaid interest thereon from November 1, 2025, through, but excluding, December 8, 2025 in accordance with the terms of the indenture governing the 2028 Promissory Note. The redemption was completed on December 8, 2025.

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2026 and September 30, 2025, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of June 30, 2026 and September 30, 2025, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2028 Notes. As of June 30, 2026 and September 30, 2025, debt issuance costs related to the 2028 Notes were as follows (dollars in thousands):

	For the nine months ended			For the year ended
	June 30, 2026			September 30, 2025
	2028 Notes	2028 Promissory Note	Total	2028 Notes	2028 Promissory Note	Total
Total debt issuance costs at beginning of period	$1,023	$118	$1,141	$1,357	$154	$1,511
Debt issuance costs during the period	-	-	-	-	-	-
Amortized debt issuance costs	242	118	360	334	36	370
Unamortized debt issuance costs	$781	$-	$781	$1,023	$118	$1,141

For the three and nine months ended June 30, 2026 and 2025, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2028 Notes, 2028 Promissory Note and Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
2028 Notes Interest	$756	$753	$2,265	$2,263
2028 Promissory Note Interest	-	22	16	66
Credit facility interest	1,397	1,607	4,282	4,601
Commitment fees	6	(24)	19	(15)
Amortization of deferred financing costs	78	99	230	483
Amortization of debt issuance costs	83	92	249	276
Other	-	111	-	111
Total	$2,320	$2,660	$7,061	$7,785
Weighted average stated interest rate	5.8%	6.6%	5.9%	6.6%
Weighted average debt outstanding	$149,130	$151,623	$147,905	$143,377

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 6. Agreements

Administration Agreement

SS&C Technologies, Inc. (“SS&C”) serves as the administrator of the Company and provides the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company since August 9, 2022. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three and nine months ended June 30, 2026 we incurred approximately $0.1 million and $0.3 million in administrator expenses, respectively. For the three and nine months ended June 30, 2025 we incurred approximately $0.1 million and $0.3 million in administrator expenses, respectively.

As of June 30, 2026 and September 30, 2025, $0.1 million and $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2026

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

During the three and nine months ended June 30, 2026, the Company recorded an expense of $0 and $0, respectively, for these awards. During the three and nine months ended June 30, 2025, the Company recorded an expense of $275,342 and $905,510, respectively, for these awards.

Note 7. Related Party Transactions

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their assets. During the three and nine months ended June 30, 2026, the Company recognized $0.2 million and $0.5 million of income, respectively, related to these contracts. During the three and nine months ended June 30, 2025, the Company recognized $0.4 million and $0.6 million of income, respectively, related to these contracts.

Due from/to Affiliates

Due from affiliates at June 30, 2026 and September 30, 2025 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at June 30, 2026 and September 30, 2025 consists of certain expenses payable by the Company to certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of June 30, 2026 and September 30, 2025, we had commitments under loan and financing agreements to fund up to $10.6 million to eight portfolio companies and $5.5 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. The Company maintains adequate liquidity to fund its unfunded commitments. A summary of the composition of the unfunded commitments as of June 30, 2026 and September 30, 2025 is shown in the table below (dollars in thousands):

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 8. Commitments (continued)

	June 30, 2026	September 30, 2025
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$3	$85
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	85	1,521
PREIT Associates - Revolver	36	61
PSB Group, LLC - Revolver	882	472
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	1,029
Tamarix Capital Partners II, L.P. - Fund Investment	865	865
WHI Global, LLC - Revolver	442	1,484
Advocates for Disabled Vets, LLC (dba Reps for Vets) - Senior Secured Delayed Draw Term Loan	540	-
Kemmerer Operations, LLC – Senior Secured Delayed Draw Term Loan	6,763	-
Total unfunded commitments	$10,645	$5,517

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

As of June 30, 2026 and September 30, 2025, the asset related to the operating lease was $2.3 million and $2.5 million, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of June 30, 2026 and September 30, 2025, the lease liability was $2.5 million and $2.4 million, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and September 30, 2025, the remaining lease term was approximately nine and ten years respectively, and the implied borrowing rate was 6.85%.

The following table shows future minimum payments under PhenixFIN’s operating lease as of June 30, 2026:

For the Years Ended September 30,	Amount
2026	$79,538
2027	325,261
2028	335,019
2029	345,070
2030	355,422
Thereafter	1,908,314
3,348,624
Difference between undiscounted and discounted cash flows	(885,585)
$2,463,039

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other fees which are non-recurring in nature, as well as administrative agent fees and management fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Prepayment fee	$-	$-	$-	$-
Administrative agent fee	-	-	5	5
Amendment fee	-	4	-	4
Management fee	14	40	44	55
Other fees	241	640	559	759
Fee income	$255	$684	$608	$823

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2026, the Company recognized $0.2 million and $0.5 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2025, the Company recognized $0.2 million and $0.6 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2026.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2026 and 2025 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$4,224	$(1,497)	$587	$71
Weighted average shares of common stock outstanding - basic and diluted	1,932,597	2,017,330	1,969,108	2,018,962
Earnings (loss) per share of common stock - basic and diluted	$2.19	$(0.74)	$0.30	$0.03

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2026 and 2025:

	For the Nine Months Ended June 30,
	2026	2025
Per share data
Net Asset Value per share at Beginning of Period	$80.24	$79.37

Results of Operations:
Net Investment Income/(Loss)(1)	2.51	1.86
Net Realized Gain/(Loss) on Investments	(0.01)	(5.89)
Net Unrealized Gain/(Loss) on Investments	(1.85)	4.20
Net loss on extinguishment of debt	(0.01)	-
Deferred tax benefit (expense)	(0.34)	(0.14)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.30	0.03

Capital Share Transactions
Distributions declared	(0.07)	(1.43)
Repurchase of common stock under stock repurchase program(2)	1.22	0.23
Net Increase (Decrease) Resulting from Capital Share Transactions	1.15	(1.20)
Net Asset Value per share at End of Period	$81.69	$78.20

Net Assets at End of Period	$157,862,907	$156,694,119
Shares Outstanding at End of Period	1,932,473	2,003,869

Per share market value at end of period	$42.55	$50.65
Total return based on market value(3)	(10.51)%	9.41%
Total return based on net asset value(4)	(1.72)%	(0.45)%
Portfolio turnover rate	16.02%	33.80%
Ratios:
Ratio of net investment/(loss) income to average net assets(5)	4.21%	3.14%
Ratio of total expenses to average net assets(5)	11.37%	12.26%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)	8.51%	7.81%
Percentage of non-recurring fee income(6)	3.32%	4.47%
Average debt outstanding(7)	$147,905,472	$143,376,643
Average debt outstanding per weighted average common share	$75.11	$71.02
Asset coverage ratio per unit(8)	$2,070	$2,072
Senior Securities Outstanding(9)
2023 Notes	$-	$-
2028 Notes	$57,500,000	$57,500,000
2028 Promissory Note	$-	$1,661,498
Credit Facility	$89,991,619	$86,991,619
Average market value per unit:
2028 Notes	$22.91	$22.62

(1)	Net investment income/(loss) based on total weighted average common stock outstanding equals $2.51 and $1.86 per share for the nine months ended June 30, 2026 and 2025, respectively.
(2)	The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the repurchase of common stock because of the timing of repurchase of the Company’s shares.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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
(8)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of June 30, 2026, the Company’s asset coverage was 207.0% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act presently applicable to the Company.

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

On May 5, 2026, the Board of Directors declared a special dividend of $0.07 per share. This dividend was paid on May 28, 2026 to stockholders of record as of May 18, 2026. The dividends declared during the nine months ended June 30, 2026 were derived from net investment income, determined on a tax basis.

On February 6, 2025, the Board of Directors declared a special dividend of $1.43 per share. This dividend was paid on February 19, 2025 to stockholders of record as of February 17, 2025. The dividends declared during the nine months ended June 30, 2025 were derived from net investment income, determined on a tax basis.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 791,236 shares of common stock through June 30, 2026 with a total cost of approximately $32.3 million, or 29.0% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $2.7 million.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

(Unaudited)

Note 14. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $40.78 per share under its share repurchase program from February 10, 2021 through June 30, 2026:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.03 - $45.03	1,801,205
April 2024	700	$43.76 - $43.76	30,637
May 2024	12	$44.82 - $44.82	543
June 2025	15,909	$50.03 - $50.03	795,932
September 2025	100	$47.68 - $47.68	4,773
October 2025	2,097	$43.03 - $47.38	94,038
November 2025	1,012	$41.84 - $43.15	43,100
December 2025	1,026	$41.68 - $46.08	45,738
January 2026	1,375	$43.12 - $45.62	60,872
February 2026	60,600	$42.44 - $47.77	2,893,547
March 2026	4,421	$40.07 - $44.40	187,893
April 2026	638	$39.04 - $40.28	25,471
May 2026	4	$40.02 - $40.02	165
June 2026	123	$44.96 - $44.96	5,535
Total	791,236		$32,265,510

As of June 30, 2026, there were zero shares that were not yet transferred into treasury.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2026

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

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2026.

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

We have evaluated subsequent events from June 30, 2026, through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2026, the analysis contained herein may not fully account for market event impacts. As of June 30, 2026, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of June 30, 2026), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

Interest Rate Environment

In 2023, the Federal Reserve raised short-term interest rates. Additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

During the three and nine months ended June 30, 2026, the Company recorded an expense of $0 and $0, respectively, for these awards. During the three and nine months ended June 30, 2025, the Company recorded an expense of $275,342 and $905,510, respectively, for these awards.

Portfolio and Investment Activity

As of June 30, 2026 and September 30, 2025, our portfolio had a fair market value of approximately $301.6 million and $302.3 million, respectively.

During the nine months ended June 30, 2026, we received proceeds from sale and settlements of investments of $47.9 million, including principal proceeds, net realized gains on investments of $0.0 million and invested $48.7 million.

During the nine months ended June 30, 2025, we received proceeds from sale and settlements of investments of $90.8 million, including principal proceeds, net realized losses on investments of $(11.9) million and invested $159.5 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	June 30, 2026		September 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$10,562	$9,730	$9,011	$8,396
Largest portfolio company by amortized cost and fair value, respectively	55,729	58,516	51,967	48,470

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2026 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$133,882	40.8%	$119,447	39.6%
Senior Secured Notes	15,076	4.6	15,112	5.0
Fund Investment	2,138	0.7	2,412	0.8
Equity/Warrants	176,318	53.9	164,666	54.6
Total Investments	$327,414	100.0%	$301,637	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2025 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$125,373	38.6%	$116,567	38.6%
Senior Secured Notes	17,039	5.3	17,457	5.8
Fund Investment	2,194	0.7	2,227	0.7
Equity/Warrants	179,783	55.4	166,021	54.9
Total Investments	$324,389	100.0%	$302,272	100.0%

As of June 30, 2026, our income-bearing investment portfolio based upon cost represented 63.0% of our total portfolio of which 63.9% bore interest based on floating rates, such as SOFR, 8.3% bore interest at fixed rates, and 27.8% are income-producing equity investments. As of September 30, 2025, our income-bearing investment portfolio based upon cost represented 64.8% of our total portfolio of which 58.8% bore interest based on floating rates, such as SOFR, 14.9% bore interest at fixed rates, and 26.3% are income-producing equity investments. As of June 30, 2026, the Company had a weighted average yield of 13.2% on debt and other income producing investments. As of September 30, 2025, the Company had a weighted average yield of 12.8% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2026 and September 30, 2025 (dollars in thousands):

	June 30, 2026		September 30, 2025
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	276,265	91.6	276,582	91.5
3	25,372	8.4	25,690	8.5
4	-	0.0	-	0.0
5	-	0.0	-	0.0
Total	$301,637	100.0%	$302,272	100.0%

Results of Operations

Operating results for three and nine months ended June 30, 2026 and 2025 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$6,451	$6,157	$18,309	$18,392
Less: Net expenses	4,376	4,999	13,360	14,644
Net investment income/(loss)	2,075	1,158	4,949	3,748
Net realized gains (losses) on investments	411	(11,986)	(14)	(11,882)
Net change in unrealized gains (losses) on investments	1,825	9,275	(3,660)	8,478
Deferred tax benefit (expense)	(87)	56	(676)	(273)
Loss on extinguishment of debt (See Note 5)	-	-	(12)	-
Net increase (decrease) in net assets resulting from operations	$4,224	$(1,497)	$587	$71

Investment Income

For the three months ended June 30, 2026, investment income totaled $6.5 million, of which $4.4 million was attributable to portfolio interest, approximately $1.8 million was attributable to dividend income, $0.3 million was attributable to fee and other income, and $0.0 million was attributable to interest on cash and cash equivalents. For the nine months ended June 30, 2026, investment income totaled $18.3 million, of which $12.4 million was attributable to portfolio interest, approximately $5.2 million was attributable to dividend income, $0.6 million was attributable to fee and other income, and $0.1 million was attributable to interest on cash and cash equivalents. Dividend income was received from nine investments during the nine months ended June 30, 2026.

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

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2026 and 2025 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Interest and financing expenses	$2,320	$2,660	$7,061	$7,785
Salaries and benefits	1,079	1,238	3,065	3,451
Professional fees, net	285	305	1,086	1,301
General and administrative	355	398	1,078	928
Directors fees	153	204	526	613
Administrator expenses	109	107	320	304
Insurance expenses	75	87	224	262
Total Expenses	$4,376	$4,999	$13,360	$14,644

For the three months ended June 30, 2026, total operating expenses decreased by $(0.6) million, or (12.5)% compared to the three months ended June 30, 2025. For the nine months ended June 30, 2026, total operating expenses decreased by $(1.3) million, or (8.8)% compared to the nine months ended June 30, 2025.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2026 decreased by $(0.3) million, or (12.8) % compared to the three months ended June 30, 2025. Interest and financing expenses for the nine months ended June 30, 2026 decreased by $(0.7) million, or (9.3)% compared to the nine months ended June 30, 2025. The decrease in interest and financing expenses for the three and nine months ended June 30, 2026 was primarily due to borrowing at lower floating interest rates on the Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2026 decreased by $(0.1) million, or (9.0)% compared to the three months ended June 30, 2025. Professional fees and general and administrative expenses for the nine months ended June 30, 2026 decreased by $(0.1) million, or (2.9)% compared to the nine months ended June 30, 2025.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended June 30, 2026, we recognized $0.4 million of realized gains on our portfolio investments. The realized gains for the three months ended June 30, 2026 were primarily due to realized gains of $0.3 million on Compass Diversified Holdings.

During the nine months ended June 30, 2026, we recognized $(14.2) thousand of realized losses on our portfolio investments. The realized losses for the nine months ended June 30, 2026 were primarily due to realized losses on Copper Property CTL Pass Through Trust of $(0.6) million and Chimera Investment Corp of $(0.4) million, offset by realized gains on Compass Diversified Holdings of $0.4 million, CB&L Associates Holdco I, LLC of $0.4 million and Neptune Bidco US, Inc. of $0.4 million.

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

For the three months ended June 30, 2026, we had $1.8 million of net unrealized appreciation on investments. The net unrealized appreciation resulted primarily from unrealized gains on NSG Captive, Inc.

For the nine months ended June 30, 2026, we had $(3.7) million of net unrealized depreciation on investments. The net unrealized depreciation resulted primarily from unrealized losses on NVTN, LLC of $(3.8) million, Altisource S.A.R.L. of $(2.8) million, MB Precision Investment Holdings LLC of $(2.5) million, Lucky Bucks, LLC of $(1.9) million, and Advocates for Disabled Vets, LLC of $(1.6) million, offset by unrealized gains on NSG Captive Inc. of $3.6 million, FST Holdings Parent, LLC of $2.0 million, Power Stop LLC of $1.1 million, ECC Capital Corp. of $0.9 million, and JFL-NGS-WCS Partners, LLC of $0.9 million.

For the three months ended June 30, 2025, we had $9.3 million of net unrealized gains. The net unrealized appreciation resulted from the reversal of the unrealized loss on Black Angus Steakhouses, LLC for $9.1 million, Lighting Science Group Corporation for $1.0 million, and Velocity Pooling Vehicle, LLC for $0.7 million as well as unrealized gains on ECC Capital Corporation for $1.4 million, offset by unrealized losses on JFL-NGS-WCS Partners, LLC of $(1.5) million and unrealized losses on Power Stop of $(1.1) million.

For the nine months ended June 30, 2025, we had $8.5 million of net unrealized gains. The net unrealized appreciation resulted from the reversal of the unrealized loss on Black Angus Steakhouses, LLC for $8.2 million, Lighting Science Group Corporation for $1.0 million, and Velocity Pooling Vehicle, LLC for $0.7 million, offset by unrealized losses on NVTN LLC of $(1.7) million.

Provision for Deferred Taxes

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2026 the Company recorded a change in provision for deferred taxes of $(86,737) and $(676,181), respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2026, we recorded a net increase in net assets resulting from operations of $4.2 million compared to a net decrease in net assets resulting from operations of $(1.5) million for the three months ended June 30, 2025. Based on 1,932,597 and 2,017,330 weighted average common shares outstanding for the three months ended June 30, 2026 and 2025, respectively, our per share net increase (decrease) in net assets resulting from operations was $2.19 for the three months ended June 30, 2026 and $(0.74) for the three months ended June 30, 2025.

For the nine months ended June 30, 2026, we recorded a net increase in net assets resulting from operations of $0.6 million compared to a net increase in net assets resulting from operations of $0.1 million for the nine months ended June 30, 2025. Based on 1,969,108 and 2,018,962 weighted average common shares outstanding for the nine months ended June 30, 2026 and 2025, respectively, our per share net increase (decrease) in net assets resulting from operations was $0.30 for the nine months ended June 30, 2026 and $0.03 for the nine months ended June 30, 2025.

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

As of June 30, 2026 and September 30, 2025, we had $2.2 million and $7.3 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 791,236 shares of common stock through June 30, 2026, or 29.0% of shares outstanding as of the program’s inception, with a total cost of $32.3 million. The total remaining amount authorized under the expanded share repurchase program at June 30, 2026 was approximately $2.7 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (Woodforest), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). Woodforest was the administrative agent, sole bookrunner and sole lead arranger. The Credit Facility had an original maturity date of December 15, 2025.

Outstanding loans under the Credit Facility bear interest at a monthly rate of Term SOFR + 2.50%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit. The Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Credit Facility contains customary events of default for credit facilities of this type, including (without limitation): nonpayment of principal, interest, fees or other amounts after a stated grace period; inaccuracy of material representations and warranties; change of control; violations of covenants, subject in certain cases to stated cure periods; and certain bankruptcies and liquidations. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility.

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

On April 17, 2025 (the “Third Amendment Effective Date”), in order to extend the term and increase the size of the Credit Facility, the parties to the Credit Facility amended the terms of the Credit Facility, effective as of the Third Amendment Effective Date (the “Third Amendment”). The Third Amendment increased the principal amount of the loan available under the Credit Facility by $12.5 million to $100.0 million (with potential access to up to an additional $50,000,000 pursuant to an uncommitted accordion provision) and appointed BankUnited, N.A. to assume all agency and syndication responsibilities from the prior agent and lenders. Outstanding loans under the terms of the Amendment bear a monthly interest rate ranging from ABR + 1.35% to ABR + 1.75% for any alternative base rate loans and from Term SOFR + 2.35% to Term SOFR + 2.75% for any term benchmark loans based on the total debt to tangible net worth ratio. The Amendment also extended the term of the credit facility to April 17, 2030, five years from the Effective Date. Other material terms remain substantially unchanged. As of June 30, 2026, there was $90.0 million of outstanding borrowings by the Company under the Credit Facility. As of June 30, 2026, the Company was in compliance in all respects with the terms of the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2026 and September 30, 2025, we had commitments under loan and financing agreements to fund up to $10.6 million to eight portfolio companies and $5.5 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2026 and September 30, 2025 is shown in the table below (dollars in thousands):

	June 30, 2026	September 30, 2025
MB Precision Investment Holdings LLC - Senior Secured First Lien Revolver	$3	$85
MB Precision Investment Holdings LLC - Senior Secured Delayed Draw Term Loan	85	1,521
PREIT Associates - Revolver	36	61
PSB Group, LLC - Revolver	882	472
SS Acquisition, LLC (dba Soccer Shots Franchising) - Revolver	1,029	1,029
Tamarix Capital Partners II, L.P. - Fund Investment	865	865
WHI Global, LLC - Revolver	442	1,484
Advocates for Disabled Vets, LLC (dba Reps for Vets) - Senior Secured Delayed Draw Term Loan	540	-
Kemmerer Operations, LLC – Senior Secured Delayed Draw Term Loan	6,763	-
Total unfunded commitments	$10,645	$5,517

The following table shows our payment obligations by calendar year for repayment of debt and other contractual obligations at June 30, 2026 (dollars in thousands):

	Payments Due by Period
	2026	2027	2028	2029	2030	Thereafter	Total
Revolving Credit Facility	$-	$-	$-	$-	$(89,991,619)	$-	$(89,991,619)
2028 Notes	-	-	(57,500,000)	-	-	-	(57,500,000)
Operating Lease Obligation (1)	(160,650)	(327,695)	(337,525)	(347,651)	(358,081)	(1,817,021)	(3,348,623)
Total contractual obligations	$(160,650)	$(327,695)	$(57,837,525)	$(347,651)	$(90,349,700)	$(1,817,021)	$(150,840,242)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented. On December 18, 2024, the Company amended the terms of the lease, contingent on certain events, extending the lease term until August 31, 2035, with a right to terminate on the 36th and 60th month anniversaries of September 5, 2025, as well as any time on or after the 84th month anniversary of September 5, 2025.

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

The Board of Directors declared a special dividend effective May 5, 2026 of $0.07 per share. This dividend was paid on May 28, 2026 to stockholders of record as of May 18, 2026. On February 6, 2025, the Board of Directors declared a special dividend of $1.43 per share. This dividend was paid on February 19, 2025 to stockholders of record as of February 17, 2025.

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

The Company has entered into contracts with its affiliated portfolio companies, The National Security Group (and certain of its affiliates) and ECC Capital Corporation, pursuant to which the Company (and/or certain of its subsidiaries) provide such affiliated portfolio companies certain services, including managing a portion of their assets. During the three and nine months ended June 30, 2026, the Company recognized $0.2 million and $0.5 million of income, respectively, related to these contracts. During the three and nine months ended June 30, 2025, the Company recognized $0.4 million and $0.6 million of income, respectively, related to these contracts.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2026, a certain investment in one portfolio company held by the Company was on non-accrual status with a fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million. At September 30, 2025, a certain investment in one portfolio company held by the Company was on non-accrual status with a combined fair value of approximately $0.0 million, or 0.0% of the fair value of our portfolio, and a cost of $7.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2026 and the year ended September 30, 2025, we did not engage in hedging activities.

As of June 30, 2026, 64.7% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount.

The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2026 was as follows (dollars in thousands):

	June 30, 2026
SOFR and LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$8,894	7.5%
1% to under 2%	27,240	23.1
2% to under 3%	13,042	11.1
3% to under 4%	32,908	27.9
4% to under 5%	10,753	9.1
No Floor	25,140	21.3
Total	$117,977	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$4,182	$(2,700)	$1,482
Up 200 basis points	2,775	(1,800)	975
Up 100 basis points	1,369	(900)	469
Down 100 basis points	(1,181)	900	(281)
Down 200 basis points	(2,055)	1,800	(255)
Down 300 basis points	(2,671)	2,547	(124)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 12, 2025, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below (which are being re-disclosed in this report in light of the board of directors’ recent approval of the reduced minimum asset coverage ratio), there have been no material changes during the nine months ended June 30, 2026 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increases the risk of investing in us.

We have borrowed funds, including through the issuance of $57.5 million in aggregate principal amount of 5.25% unsecured notes due November 1, 2028 (the “Notes” or the “2028 Notes”) to leverage our capital structure, which is generally considered a speculative investment technique. In addition, on December 15, 2022, the Company entered into a 3-year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”), which was amended on February 21, 2024 to increase the principal amount of the loan available under the Credit Facility by $12.5 million to $62.5 million. On August 5, 2024 (the “Second Amendment Effective Date”), in order to increase the size of the Credit Facility, the parties to the Credit Facility amended the Credit Facility, effective as of the Second Amendment Effective Date (the “Second Amendment”). The Second Amendment increased the principal amount of the loan available under the Credit Facility by $25 million to $87.5 million.

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

As of June 30, 2026, the Company’s asset coverage was 207.0% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement presently applicable to the Company under the 1940 Act.

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

As of June 30, 2026, there was $147.5 million of outstanding borrowings. The weighted average interest rate charged on our borrowings as of June 30, 2026 was 5.8% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under the Credit Facility or any other credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

Dated: August 5, 2026

PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)